Form 10KSB
period 1998-12-31
AMERICAN CARD TECHNOLOGY INC
filed 1999-04-14
CIK 1029916

                                        U.S. SECURITIES AND EXCHANGE COMMISSION
                                                           WASHINGTON, DC 20549

                                                           --------------------

                                                                   FORM 10-KSB
(Mark One)

           [X]        Annual report under Section 13 of 15(d) of the
Securities Exchange Act of 1934

                      For the Fiscal Year Ended December 31, 1998

           [ ]        Transition report under Section 13 or 15(d) of the
Securities Exchange Act of 1934

                      For the transitional period from ________________ to
________________

Commission File No. 333-52169


                                                 AMERICAN CARD TECHNOLOGY, INC.

                                 (Name of Small Business Issuer in Its Charter)


Delaware                                                              06-1403123

(State or Other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                             Identification No.)


1355 Terrell Mill Road, Building 1462, Suite 200
Marietta, Georgia                                                       30067


(Address of Principal Executive Offices)                             (Zip Code)

                                                                   770-951-2284

                               (Issuer's Telephone Number, Including Area Code)

           Securities registered under Section 12(b) of the Act:

                                                        Name of Each Exchange on
Title of Each Class                                           Which Registered

                      None                                                 None

           Securities registered under Section 12(g) of the Act:

                                           None

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]              No [_]
----------                      --------

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

The registrant has total operating revenues of $253,092 for its most recent fiscal year ended December 31, 1998.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 1999, based on the current offering price of $11.00 per share, was $1,210,957. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                                       APPLICABLE ONLY TO CORPORATE REGISTRANTS

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                        3,901,136 Shares of Common Stock, as of March ___, 1999

                                             DOCUMENTS INCORPORATED BY REFERENCE

                                                              See Exhibit Index

Transitional Small Business Issuer Format (check one):

Yes [_]               No [X]
----------                      --------

          This report contains forward-looking statements which involve certain risks and uncertainties. See Item 1, "Description of Business-Risk Factors -- Forward-Looking Information" herein. Actual results and events may differ from those discussed in the forward-looking statements.


                                                                         PART I

ITEM 1.               DESCRIPTION OF BUSINESS

General

           American Card Technology, Inc. (the "Company") is a development stage company incorporated in June 1994. The Company was organized to design, develop and market high security, flexible, multiple application smart card systems. A smart card is a credit card-sized plastic card containing a microchip that provides the card with memory storage capabilities in a secure environment and, in advanced versions such as the Company's, enables the card to perform data processing functions. Smart card systems are typically used by government agencies or commercial enterprises (the "System Sponsor") to store, access and modify participant or customer (the "User") information. The Company's proprietary smart card technology and software enable System
Sponsors to store data on a User's smart card, and enable the System Sponsor, or a service provider authorized by the System Sponsor (the "Authorized
Service Provider"), to access User information and read, input, delete, modify and process such data. The Company designs its smart card systems to perform functions for various target markets, such as employee licensing, animal health and registration, frequent patron tracking, health care and various government agency applications and can design each system to perform various functions in virtually any industry, depending on the System Sponsor's needs. The Company believes that its smart card systems, which offer the capability to perform multiple functions on a single card, provide enhanced security and privacy protection not offered by existing smart cards and position the Company to capitalize on perceived market opportunities for information systems incorporating smart card technology. Unless otherwise indicated, all references to the Company include Canadian Smart Card Technology Inc., its majority-owned subsidiary incorporated under the laws of Ontario, Canada (the "Subsidiary"), which was created to exploit the Company's technology in Canada.

Industry Background

           Smart card technology was developed in France in the mid 1970s and is currently in wide use in Europe, the Pacific Rim, Latin America and the Middle East. According to the market researcher Dataquest, the microprocessor and memory based smart card market will grow from 544 million cards in 1995 to 3.4 billion cards by 2001. Most smart cards currently in use are low capacity memory-only phone cards which provide only data storage, reading and deletion capabilities. More sophisticated smart cards, including the Company's smart cards, are microprocessor-based and therefore have the ability not only to store, read and delete data but also to add, modify and process data. However, the Company believes that most microprocessor-based smart cards currently in use were designed to perform functions for single purpose applications only, such as pay television access control, medical or academic recordkeeping or insurance claim processing. The Company believes that these smart cards also generally utilize multiple, alternative technologies such as microchips, bar codes and magnetic stripes simultaneously, or allow access by any Authorized Service Provider to all the information included within the card.

        Most cards currently used in electronic transactions are magnetic stripe cards, such as ordinary credit cards. Such cards contain only limited information such as account numbers and identification information, but cannot store or update additional information such as current account balances. The Company believes that the market for smart cards in North America remains relatively unexploited due to the large capital and infrastructure investments made by debit and credit card issuers and the significantly lower costs associated with the use of magnetic stripe cards. However, smart cards have recently been introduced in the United States in a number of venues. For example, a stored value card program designed to facilitate purchases from participating vendors was used during the 1996 Summer Olympics. In addition, the National Football League's Jacksonville Jaguars and the National Hockey League's St. Louis Blues have each installed smart card systems to be used for the purchase of concession items at their respective sports games. Government Technology Magazine stated in a February 1996 issue that U.S. welfare reform legislation mandates that every state replace its paper food stamp system with an Electronic Benefit Transfer (EBT) scheme by the year 2002, consistent with the government's push towards a paperless society. Pursuant to this mandate, many states use magnetic stripe cards for their food stamp programs, and the States of Mississippi, Ohio and Wyoming have each proposed plans to replace food stamps with a card-based system to improve convenience and efficiency, as well as to decrease fraud. The Company's smart cards are based on concepts similar to these applications, but the Company's cards can contain more information due to the Company's patented method of multiple application layering. In addition, only the Company can utilize its patented dual card access technology. The Company believes the enhanced security features and multiple function capabilities of its cards take existing smart card technology several steps further.

           The Company believes that smart cards offer certain advantages over magnetic stripe cards including the ability to store pages of information and update or otherwise utilize data as circumstances require. In addition, while the data contained on magnetic stripe cards is difficult to secure, smart cards can be programmed to prevent manipulation of data stored in the card. A smart card can also be programmed with an unalterable memory, prohibiting the writing of new data on top of old data, and can be programmed to utilize public and private key encryption algorithms to lower the risk of theft of sensitive data. Furthermore, unlike magnetic stripe cards, most smart cards are extremely difficult and expensive to alter, duplicate or reproduce. The Company believes that the limitations of magnetic stripe cards will present significant market opportunities in North America for smart card systems featuring enhanced security and multiple application layering as electronic transactions, including government benefits transfers, licensing and frequent patron tracking, become more complex.

Technology Overview

       The Company's proprietary smart card systems incorporate dual card access technology and multiple application layering. The Company believes that these components result in certain advantages over magnetic stripe cards and existing smart card systems, including enhanced security features and multiple function capabilities. The Company's patented dual card access technology (analogous to a dual key system for access to a safe deposit box) requires the simultaneous use of both a "User Card" and an "Access Card" to activate the system. User Cards are issued by a System Sponsor (such as an HMO, welfare agency, state motor vehicle department or retail store) to Users such as patients, benefits recipients, drivers or customers. Access Cards are issued by the System Sponsor to Authorized Service Providers affiliated with the particular System Sponsor (such as HMO participating physicians, welfare administrators, police officers and cashiers). Each User Card issued by the System Sponsor has stored within it an individualized database containing User-specific information, which is stored in a "common pool."

           By virtue of the dual card access and multiple application layering features of the Company's technology, a basic set of data carried on a single smart card can be processed and configured according to the specific requirements of each application layer of the card. As a result, a vast array of information and electronic documents and reports can be generated for various categories of System Sponsors and Authorized Service Providers, thereby substantially increasing the potential number of uses for each card. For example, one User's smart card provided by the Company could generate a medical history when activated by an HMO's participating physician's Access Card, an insurance claim record when activated by the HMO's benefits administrator's Access Card, a welfare benefits record when activated by a welfare administrator's Access Card, and a driver's license when activated by a police officer's Access Card. By providing a System Sponsor with the ability to add applications over time and allowing multiple System Sponsors to utilize different layers of the same smart card, the Company's smart card systems will enable the cost per smart card to be allocated among separate System Sponsors or different departments within a single System Sponsor.

       The Company's patented method of multiple application layering technology allows an Access Card to retrieve from this common pool of information only the data that the Access Card in use is programmed to access. The data stored on the User Card is then displayed and processed in accordance with the requirements of the application layer activated by the particular Access Card in use. This process increases the potential number of uses of the User Card and enables a single User Card to serve multiple System Sponsors as well as multiple Authorized Service Providers within a single System Sponsor. The Company believes that these features position its smart card systems as secure, cost-effective solutions for electronic transaction and information processing.

           Generally, smart cards can incorporate advanced security features, ranging in sophistication from a password, photograph or personal identification number system to a fingerprint, retinal scan or facial geometry recognition system, which are not found in magnetic stripe cards. The Company believes that the multiple application layering feature of its smart card systems provides enhanced security and privacy protection. Each application layer is separate, with "firewall"-type safeguards to prevent unauthorized access to data in another application layer. Moreover, each layer can be programmed with the level of security appropriate to the sensitivity of the data contained in such layer. In addition, the Company's systems establish an "audit trail" which will record specific information regarding each instance in which data is accessed, including the time, the date and the identity of the person accessing information.

        The Company's technology also permits easy adaptation and customization, allowing the Company to provide a smart card system tailored to the System Sponsor's needs. The Company's technology provides system scalability by allowing a System Sponsor, over time, to increase the number of applications performed by its smart cards, provide additional services or add other System Sponsors. Furthermore, the Company's technology can support a communication system in which messages and data updates can be sent between the System
Sponsor and the Authorized Service Provider and/or User, including messages that render a card inoperable if no longer valid.

Products

         The Company was organized to design, develop and market high security, flexible, multiple application smart card systems, which are comprised of the following products:

           Smart Cards. The Company currently uses commercially available microchips with varying amounts of memory, depending upon each System Sponsor's requirements. The Company arranges for initial entry of database information on the User Cards and authorized access codes on the Access Cards to the System Sponsor's specifications.


          Read/Write Devices. A read/write device is hardware that provides the data interface between a smart card and the host computer, allowing data to be transferred between a database and a smart card. Information can be uploaded and downloaded between the Access Card and the User Card at any read/write device within the system. The Company's smart card systems utilize basic, relatively inexpensive read/write devices because certain functions that would otherwise be performed by the read/write devices are performed by the software within the Company's smart cards. In addition, because the Company's smart cards conform to applicable industry standards, the cards are compatible with various types of read/write devices currently in use.

         Printers. The Company utilizes smart card printers for printing images and other information required to be displayed on the face of the smart cards. These printers may also include a chip encoder that can write information to the chip at the same time as the smart card is printed. Numerous such printers are available in the industry.

       Customized Application Software. Each smart card system developed by the Company, in order to perform the various applications included in that system, requires customized application software to be written relating to the specific tasks to be accomplished. Typically, such customized application software includes software that performs certain basic functions, as well as software that performs the specific functions required by the particular system. The Company has developed software that performs the basic functions required to be performed by all of the Company's smart card systems. By virtue of having developed such software, the Company is able to create the customized applications required for a particular system more quickly than if all of the software necessary to implement the system were required to be developed for each particular application. The Company's proprietary software has been developed for use on a workstation personal computer. In addition, the Company is a member of the Microsoft developer network and participates in alpha and beta testing of new Microsoft products. The Company's proprietary software is compatible with Windows 3.x(TM), Windows 95(TM), Windows NT(TM), and Windows 98(TM).

           The Company intends to provide each System Sponsor with a customized configuration of its products based upon the System Sponsor's specific needs and constraints, ranging from subsystems comprised of selected components which may be integrated with products or systems provided by third parties, to complete "turnkey" systems. Each System Sponsor will utilize system stations to facilitate initial and ongoing operation of each system installed by the Company. An issue station will issue personalized smart cards, and will be comprised of one or more personal computers, video cameras for systems requiring photographs on User Cards, read/write devices, card printers and system software. An update station will implement necessary changes to the Company's smart cards, such as updating of information or modification of an Authorized Service Provider's ability to access particular User information, and will be comprised of a personal computer, one or more read/write devices and system software. One or more display stations will permit a User or Authorized Service Provider to view information stored on a User Card, and will be comprised of a personal computer, notebook computer and/or hand-held display device, read/write devices and system software. One personal computer may in some cases function as issue station, update station and display station, depending on the rights encoded in the Access Card used. The Company anticipates that a System Sponsor may, under certain circumstances, seek to utilize, or otherwise procure, its own system station hardware. In such cases, the Company would expect to aid the System Sponsor in integrating such hardware with the smart card system products provided by the Company.

        Pricing. The prices of the Company's products will depend on the System Sponsor's specifications and requirements relating thereto (including the number and type of application layers per card) and any applicable volume discounts. The price of the Company's customized application software will depend upon various factors, including the nature and complexity of the smart card products and required system interfaces. The off-the-shelf products comprising the balance of the components of the smart card systems offered by the Company (including personal computers, notebook computers and hand-held display devices) will be offered at then-prevailing market prices.

           Warranty and Service. The Company offers a limited warranty covering both parts and labor, pursuant to which the Company or its authorized service representatives will make repairs and replace parts that become defective due to normal use. The Company does not anticipate that the cost of servicing its smart card systems will be material. Furthermore, substantially all component parts of the Company's smart card systems will be covered by warranties from the suppliers thereof. However, there can be no assurance that future warranty expenses will not have an adverse effect on the Company.

         Technical Support. The Company offers technical support to its System Sponsors at no charge on a limited basis, as described in each individual System Sponsor contract. Beyond the specified level, the Company charges an hourly rate for additional technical support. The Company does not anticipate that the cost of offering such technical support services will be material.

Smart Card Product Development

          The Company believes there are numerous potential applications for its smart card systems, including but not limited to the following:

           Employee Licensing-Licensing and identifying employees in certain regulated industries, including photo identification, time and attendance records, specific database information required by the employer and access control to secure areas.

           Animal Health and Registration-Tracking of lineage history, medical information, identification, breed information, nutritional information, performance data and history of interstate and intrastate movement of thoroughbred horses and various other racing and show animals and domestic pets.

           Government Applications-Issuing citizen photo identification and government licenses (such as motor vehicle, professional and weapons licenses) and maintaining and processing government entitlement information (including Medicare, Medicaid and welfare information).

        Frequent Patron Programs and Tracking-Awarding of points, miles or other credits for retail purchases and tracking of customer purchases to facilitate more focused target marketing.

           Gaming-Controlling and monitoring loss limits, employee licensing and frequent player tracking.

           Health Care-Simplifying and expediting the verification of patient insurance coverage and maintaining paperless medical records by medical service providers.

       Soft Trading Desk-Reconfiguring the hardware and software of a securities trading desk through the use of information embedded in each individual trader's smart card to accommodate each trader's individual screen and information preferences.

       The Company has installed an employee licensing system for the Birmingham Racing Commission. The agreement provides for the Company to deliver smart cards and hardware in connection with the licensing and monitoring of racetrack personnel and others. Pursuant to the agreement, the Company has developed a licensing database containing more than 30 categories of information for each licensee, including name, address, date and place of birth, height, weight, employer's name, fines, rulings, suspensions and revocations. To date, the Company has provided the Birmingham Racing Commission with over 15,000 smart cards, a smart card printer and chip encoder and two (2) read/write devices. The term of the agreement is five years, subject to early termination upon 30 days notice to the Company. The Company may not terminate the license before expiration of the five-year term of the agreement. The Company has installed a similar system at the Macon County Race Course in Alabama under a separate contract. See "Certain Relationships and Related Transactions."

       The Company has also installed an employee licensing system at the Oregon Racing Commission and, to date, the Company has sold approximately 9,500 smart cards and four (4) read/write devices to the Oregon Racing Commission. The Company also has two contracts with NAPRA for a national licensing system that includes a database for nineteen racing jurisdictions, including information on licensing data, infractions and digital photographs, which contracts NAPRA and the Company are presently negotiating to amend to include all NAPRA racing jurisdictions.

        In March 1998, the Company installed an employee licensing system at the Idaho Racing Commission. The system utilizes approximately 1,500 processor cards for mobile employees who travel between racing facilities, such as jockeys, owners and trainers, plus over 2,000 memory-only cards for stationary employees, such as food vendors and ticket takers.

       In June, 1998, the Company received contracts or purchase orders from the Florida, Wyoming and Colorado racing commissions to provide smart card-based licensing systems.

       From June 1 to September 1, 1995, the Company conducted a pilot program at Atlantic City Raceway and Monmouth Park in New Jersey and Philadelphia Park in Pennsylvania involving the issuance of equine medical passport smart cards to track the identity, movement and medical records of thoroughbred racehorses. To prevent the spread of a deadly disease, the federal government requires any horse crossing state lines to have a negative Coggins Report which evidences a negative test result for Equine Infectious Anemia. A Coggins Report is valid for one year from the issue date. Further, each state requires a valid health certificate for any horse entering the state. Under the New Jersey and Pennsylvania program, data on approximately 500 thoroughbred racehorses that would otherwise have been provided in paper documents was entered into smart cards provided by the Company and each track gatekeeper in the program utilized a reader terminal that interfaced with the cards to determine whether particular horses were eligible for entry on racetrack grounds. The pilot was co-sponsored by The Jockey Club Racing Services, Inc. During the pilot program, the Company issued approximately 500 equine medical passport smart cards. The Company is currently developing enhancements to the smart card system utilized in the pilot program in order to address certain operational issues that arose during the program. Although the completed program successfully tested the equine medical passport smart card system, such pilot program has not resulted in any system sales to date. There can be no assurances that any of the Company's pilot programs will result in system purchases by any potential System Sponsor.

           The Florida Department of Agriculture and Consumer Services Bureau of Disease Control has proposed a similar pilot project anticipated to begin as soon as possible. The Bureau of Disease Control is responsible for ensuring the health and marketability of livestock in the state of Florida. The states of Florida, Georgia and Alabama have formed an alliance whereby a special ninety (90) day pass authorized by any of the three states can be used to cross state lines between these states. The proposed Florida pilot program will involve a test "livestock medical passport" program in which each of 100 animals will be implanted with an "electronic identification transponder" used in conjunction with smart cards to verify each animal's identity and federal and state medical certifications. This pilot program will replace the required paper passports for horses crossing between these states. Although completed programs in New Jersey and Pennsylvania successfully tested the equine medical passport smart card system, and similar electronic transponder implants are in use which are not coordinated with smart card technology, such equine medical passport pilot programs have not resulted in any system sales to date.

         The Company has entered into a Memorandum of Understanding with Traquer Systems, Inc. ("Traquer") to market the Company's smart card systems to Indian gaming and wagering facilities in North America. Traquer has significant expertise with the rules and regulations for Indian gaming environments. In February 1998, the Company received its first order from Traquer to provide a smart card-based employee licensing system to an Indian tribe in Arizona. This system was installed in October 1998. During February, 1999, the Company received its second purchase order to install a similar system for an Indian tribe located in Louisiana.

          The Company received a request from Foundation Health, a Florida based HMO, to structure a smart card system to assist and expedite the verification of patient insurance coverage by hospital employees. The pilot program involves Palmetto Hospital, one of the largest hospitals in Miami, Florida, and the Company anticipates the initial phase will be installed during the second quarter of 1999. Other phases of this proposed project may include expanding the smart card based verification capability to all Foundation
Health member hospitals and Authorized Service Providers in south Florida. The final phase may provide all Foundation Health members with enhanced smart card member identification capabilities.

         The Company has also been selected as a subcontractor to Paradigm 4 for the registered New York City Time Project. The City of New York has significant problems tracking city employees and verifying the accuracy of actual hours worked. This project will pilot a number of technologies, including the use of smart cards, for time and attendance management and tracking of city employees.

           On November 11, 1998, the Company began discussions with Microsoft regarding its Windows Card Operating System. The Windows Card Operating System represents Microsoft's foray into the smart card industry. As a result of that initial meeting in November, and subsequent meetings thereafter, the Company has been asked to participate in the development and systems integration component of Microsoft's Windows Card beta program. The exact role of the Company in this regard has not yet been determined or formalized, and there can be no assurances in this regard or that meaningful opportunities for the Company will result.

           The Company has formed a new business entity with AVID Identification Devices, Inc. called Animal Passports, Inc. (API). While final business terms remain to be negotiated, it is anticipated that API will develop, market, and sell smart card applications incorporating the Company's patented technology for all animal owners worldwide. AVID, using PETtrac, a worldwide computerized tracking system for companion animals, will be responsible for providing its marketing and sales expertise to the new company and ACTI will be responsible for providing smart card technology and technological support. Ownership will be equal between the Company and AVID, however, AVID will be responsible for funding the initial costs of API. It is anticipated that the Company's smart card technology will be used in conjunction with AVID's radio frequency identification devices currently being sold worldwide to veterinarians and other customers. Owners of animals will carry with them a smart card containing animal tracking information related to the existing PETtrac identification systems as well as other AVID related applications, including animal records. This venture is in its formative stages and there can be no assurances that the venture will be undertaken as presently anticipated or that meaningful revenues will result.

           The Company has entered into a two year Non-Exclusive Representation Agreement with DTEC/Comprehensive Pharmacy Services, Inc. ("DTEC/CPS"), a wholly owned subsidiary of Service Master Corporation. DTEC/CPS provides a full range of services and technologies to the health care industry. The core of the company's business is in pharmacy consulting and pharmacy management expertise. DTEC/CPS has the right to market the Company's smart card products and services to its extensive customer base throughout the world. DTEC/CPS and the University of Tennessee are currently engaged in several research projects where smart cards could play a significant role. It is anticipated that the Company will greatly benefit from these projects, however, there can be no assurance that the Company's involvement will result in sales to the University of Tennessee or to any other DTEC/CPS customer.

         The Company, either alone or in conjunction with strategic partners, is currently in discussions and negotiations with certain potential System
Sponsors regarding possible future smart card projects. The Company, through the Subsidiary, has entered into a Memorandum of Understanding with SHL Systemhouse, an international systems integrator owned by Worldcom, to form a joint venture for the purpose of attempting to secure a project to develop a smart card system for the Province of Ontario, Canada. There can be no assurance that any such projects will be implemented or, if implemented, generate meaningful revenues.

Marketing and Sales

           The Company's objective is to become a leading provider of smart card systems to government and commercial System Sponsors requiring increasingly complex, secure and cost-effective information processing systems. Because the Company believes there are numerous potential target markets for the Company's smart card systems, the Company intends to market its products through multiple channels, including through strategic marketing alliances and licensing or other arrangements with systems integrators, value added resellers and other smart card vendors. The Company believes that such arrangements will enable it to have access to substantial numbers of potential smart card System Sponsors, and that third-party partners can provide knowledge, experience and/or financial resources appropriate to a specific market opportunity and may enhance the Company's ability to achieve significant penetration in select markets, especially in those involving government services. The Company anticipates that, under certain circumstances, its smart card products will be bundled with its strategic partners' products and services to create a complete integrated system that can be marketed to potential System Sponsors. The Company will also seek to provide complete smart card solutions, on a turnkey basis, to System Sponsors by providing all of the hardware and software elements required to implement the system.

       The Company will seek to identify potential System Sponsors and strategic partners and attempt to increase the visibility of the Company. It will be the role of the Director of Sales, under the direction of management, to guide the Company from the research and development phase to a company with full marketing and sales strategies for direct and indirect sales. The Company intends to market its smart card systems directly through its management and employees and may also retain the services of third parties such as independent sales representatives and marketing and other consultants. The Company utilizes independent sales representatives in the United States and abroad, whose relationships with the Company are generally governed by a written contract for a specified term, subject to renewal under certain circumstances, and provides for a limited exclusive territorial or industry representation, specified fees or commissions and specified sales targets. The Company may, in the case of potential System Sponsors within certain target industries, sell its systems through marketing and other consultants with relationships in such industries.

           The Company also plans to market its systems through sales brochures, direct mailings, advertisements in trade publications and participation in industry trade shows. The Company intends to utilize a portion of the proceeds of the Offering to expand its marketing and sales activities.

Research and Development and Technology Purchase

        For the years ended December 31, 1997 and December 31, 1998, the Company incurred costs relating to research and development activities in the approximate amounts of $260,000 and $656,000, respectively. The Company intends to utilize a portion of the proceeds of the Offering (as hereinafter defined) for research and development, including $730,000 (of which $180,000 has been expended through December 31, 1998, $100,000 is expected to be capitalized and $450,000 is expected to be expensed ratably over approximately a two year period) payable to SoftChip Israel Ltd. and SoftChip Technologies
(3000) Ltd. in connection with the purchase of the DVK-1 System (as hereinafter defined) and the further enhancement of the Company's proprietary technology as well as the development of system applications and pilot programs for potential System Sponsors. The Company further intends to pursue additional patents on various aspects of its technology.

Manufacturing

           The Company does not manufacture its own microprocessor chips or associated hardware or assemble its own smart cards. Components for the Company's smart cards, such as microprocessor chips and plastic cards as well as associated hardware, may be purchased from a number of qualified electronic parts manufacturers and distributors. The Company is under no obligation to purchase any such components from any one particular manufacturer and therefore may obtain quality components at the best possible prices the Company can find.

Competition

           The market for the Company's smart card systems is characterized by intense competition. The market is currently dominated by cards utilizing magnetic stripes, and is expected to be dominated by magnetic stripe cards for the foreseeable future due to the lower costs of production of such cards and the substantial capital and infrastructure investments made by debit and credit card issuers in such cards. The Company also competes with numerous well-established companies, including Gemplus, Bull PTS (a unit of Groupe
Bull), Schlumberger Electronic Transactions (a business segment of Schlumberger Limited), Orga Kartensysteme GMBH, Giesecke & Devrient and Mondex International, which design, manufacture and/or market smart card systems. Although the Company believes that its dual card access and multiple application layering technologies will allow the Company to compete on the basis of enhanced security, flexibility, scalability, cost-effectiveness and quality, the Company's smart card systems incorporate new concepts and may be unsuccessful even if they are superior to those of its competitors. In addition, certain companies may be developing technologies or products of which the Company is unaware which may be functionally similar or superior to those developed by the Company. Most of the Company's competitors and potential competitors possess substantially greater financial, marketing, personnel and other resources than the Company and have established reputations relating to the design, development, manufacture, marketing and service of smart card systems. As the market for smart card systems grows, new competitors are likely to emerge. Additional competition could adversely affect the Company's operations. Smart card technology competes with other electronic transaction and information processing technologies, including magnetic stripe cards, bar code cards, laser optical cards and radio frequency contactless cards, as well as traditional methods of transaction and information processing, whether effected or recorded on paper or otherwise.

Government Regulation and Industry Standards

           In the United States, the Company is not currently subject to direct regulation other than federal and state regulations applicable to businesses generally. However, changes in the regulatory environment relating to the smart card industry could have an adverse effect on the Company's business. Legislative proposals from federal and state government bodies in the area of privacy rights could impose additional regulations and obligations upon all smart card providers. The Company cannot predict the likelihood that any such legislation will pass, nor the financial impact, if any, that any such legislation may have. Moreover, the applicability to smart card System
Sponsors and Authorized Service Providers of existing laws governing issues such as personal privacy is uncertain.

           The Company believes that its smart card systems are currently in compliance with the quality assurance standards of ISO-7816, an international standard promulgated by the International Organization for Standardization, a worldwide federation of standards bodies from approximately 100 countries. The European Community and others have adopted these standards as their preferred quality standards. However, as technological advances occur in the smart card industry, other emerging standards may gain widespread acceptance. While compliance with applicable and emerging standards is the responsibility of the Company's suppliers, any failure on the part of the Company's suppliers to comply with such standards could materially and adversely affect the Company's sales to various System Sponsors and prevent the Company's expansion into certain markets.

           As part of its strategy, the Company intends to market its smart card systems to government agencies in the United States and Canada. If successful, the Company will become subject to the special risks involving government contracts, including delays in funding, lengthy review processes for awarding contracts, non-renewal, delay, termination at the convenience of the government, reduction or modification of contracts in the event of changes in the government's policies or as a result of budgetary constraints and increased or unexpected costs resulting in losses.

           The Company will also be required to obtain most potential government contracts through the competitive bidding process. The competitive bidding process is typically lengthy and often results in the expenditure of financial and other resources in connection with bids that are not accepted.
Additionally, inherent in the competitive bidding process is the risk that actual performance costs may exceed projected costs upon which a submitted bid or contract price is based. Moreover, in some instances, the Company would be required to post bid and/or performance bonds in connection with contracts with government agencies.

           To the extent that the Company is able to successfully expand its operations into foreign markets, the Company may become subject to trade restrictions (including restrictions on the export of critical technology), export duties and tariffs and international political and regulatory developments.

Intellectual Property

         The Company's success will depend in part on its ability to enforce its patents, protect trade secrets and operate without infringing on the proprietary rights of others. The Company has received United States patent number 5629508 with respect to its dual card access technology and methods. In addition, the Company has filed a continuation-in-part on its patent. If granted, this will significantly expand the Company's intellectual property rights pertaining to dual card-based data retrieval and access control. The Company contemplates filing patent applications in selected foreign jurisdictions where such filings would, in the Company's opinion, provide it with a competitive advantage. The patent laws of other countries may differ from those of the United States as to the patentability of the Company's products or technology and the degree of protection afforded by foreign patents may be different from that in the United States. The failure by the Company to obtain any foreign patents could have a material adverse effect on the Company's ability to successfully commercialize its smart card systems outside the U.S. Even though the Company has been able to obtain a patent, there can be no assurance that this patent will afford the Company commercially significant protection for its technology. Other companies may independently develop equivalent or superior technologies or products and may obtain patent or similar rights with respect to them. The Company is not aware of any infringement by its technology on the proprietary rights of others and has not received any notice of claimed infringement. However, the Company has not conducted any investigation as to possible infringement and there can be no assurance that third parties will not assert infringement claims against the Company in connection with its products, that any such assertion of infringement will not result in litigation, or that the Company would prevail in such litigation. Moreover, in the event that the Company's technology or proposed products were deemed to infringe upon the rights of others, the Company would be required to obtain licenses to utilize such technology. There can be no assurance that the Company would be able to obtain such licenses in a timely manner on acceptable terms and conditions, or at all, and the failure to do so could have a material adverse effect on the Company. If the Company were unable to obtain such licenses, it could encounter significant delays in product market introductions while it attempted to design around the infringed upon patents or rights, or could find the development, manufacture or sale of products requiring such license to be foreclosed. In addition, patent disputes occur in the smart card and computer industries and there can be no assurance that the Company will have the financial resources to enforce or defend a patent infringement or proprietary rights action. In addition, the Company has received a federal trademark registration for its SMART-ID registered trade mark and design and has applied for a federal trademark registration for its Cheeze! mark. SMART-ID registered trademark is a smart card based system that provides positive identification, transaction tracking and the ability to layer multiple applications on a single smart card. Cheeze! is a program currently used by nineteen pari-mutuel licensing jurisdictions to photograph licensees and transmit the photograph and license data to a central database, which is currently housed at the Company's offices. The Company's use of its software, name and marks may be subject to challenge by others, which, if successful, could have a material adverse effect on the Company.

           The Company has entered into agreements with SoftChip Israel Ltd. of Jerusalem, Israel and SoftChip Technologies (3000) Ltd. to purchase the DVK-1 Chip Mask Operating System and architecture ("DVK-1 System") for a purchase price of $100,000 from SoftChip Israel Ltd. and with SoftChip Technologies
(3000) Ltd. to provide technical support and development to the Company for a two-year period for an additional $450,000 plus a maintenance fee ranging from $.125 to $.25 for each smart card sold by the Company that incorporates the DVK-1 System. Upon closing, which is scheduled to occur after the earlier of closing of the minimum Offering or March 15, 1999 (which date was recently extended to June 15, 1999), these agreements will provide the Company ownership of its own chip mask and access to the technical resources needed to develop a completely new and proprietary chip mask and operating system. The chip mask provides the basic instructions to the microchip and its internal components and facilitates the orderly utilization of all of the microchip's components and allows the device to be utilized. The Company had also executed a purchase order with SoftChip for technical services for a monthly fee of $18,000, which commenced December 1, 1997 and expired on September 30, 1998.
As of December 31, 1998, the Company owed $30,000 under this purchase order and such amount is included in the use of proceeds as repayment of certain outstanding obligations. Under the agreement, ownership of the DVK-1 System will be transferred to the Company at closing upon payment in full of the purchase price and technical support fees. If the closing of the minimum Offering is delayed beyond June 15, 1999, the Company believes it may be able to reach a mutual agreement with SoftChip to extend the closing date of the agreement, but there can be no assurance that the Company will be able to reach such agreement with SoftChip, or that the Company will ultimately secure ownership of the DVK-1 System if the closing of the minimum offering is delayed beyond June 15, 1999. Additionally there can be no assurance that ownership of the DVK-1 System will result in the successful development of new technology.

           The Company also relies on trade secrets and proprietary know-how and employs various methods to protect the concepts, ideas and documentation relating to its proprietary technology. However, such methods may not afford the Company complete protection and there can be no assurance that others will not independently obtain access to the Company's trade secrets and know-how or independently develop products or technologies similar to those of the Company. Furthermore, although the Company has and expects to have confidentiality and non-competition agreements with its employees and appropriate suppliers and manufacturers, there can be no assurance that such arrangements will adequately protect the Company's trade secrets.

           The Company purchases many of the hardware and non-proprietary soft-ware components of its smart card systems through normal electronic and computer distribution channels. Typically, such components are sold with standardized license agreements containing non-negotiated terms, conditions and restrictions established by the manufacturer.

Employees

           As of the date of this report, the Company has twelve full-time employees, consisting of four executive officers and eight employees engaged in engineering, technical support, product development and marketing and sales. The Company also uses the resources of independent programmers and consultants from time to time on an as needed basis. The Company anticipates that it will hire additional sales and technical personnel to continue to implement the Company's marketing and product development efforts and may engage independent sales representatives and industry-specific marketing consultants to assist the Company in marketing the Company's smart card systems to potential System Sponsors.

Risk Factors

           The success of the Company's proposed plan of operation could be affected by a number of risk factors inherent to the business of the Company.

           Development Stage Company; Limited Operating History. The Company was organized in June 1994 and is in the development stage. Since inception, the Company has been engaged principally in organizational activities, including developing a business plan, hiring personnel and developing and enhancing its proprietary smart card technology and software, and it has only recently commenced the limited marketing of its smart card systems. Therefore, the Company has a limited operating history upon which an evaluation of its prospects can be made. The Company's prospects must be considered in light of the risks, uncertainties, expenses, delays and difficulties associated with the establishment of a new business in the evolving smart card industry, as well as those risks encountered in the shift from development to commercialization of new products based on innovative technologies.

           Limited Revenues; Significant and Continuing Losses; Accumulated Deficit; Explanatory Paragraph in Independent Auditors' Report. The Company has generated limited revenues to date and does not expect to generate meaningful revenues in the near future until such time, if ever, as its smart card systems are successfully commercialized. The Company has incurred significant losses in each operating period since its inception, resulting in an accumulated deficit at December 31, 1998 of $8,932,884, and losses are continuing through the date hereof. Inasmuch as the Company will continue to have a high level of operating expenses and will be required to make significant up-front expenditures in connection with both the development of its business and the commercialization of its smart card systems (including, without limitation, salaries of executive, technical, marketing and other personnel), the Company anticipates that it will continue to incur significant and increasing losses for the foreseeable future until such time, if ever, as the Company is able to generate sufficient revenues to finance its operations. Furthermore, the Company has incurred costs related to a possible debt placement, which costs have to date been deferred. In the event the planned Offering and financing are not successful, these costs will be subsequently charged to operations. The Company's independent certified public accountants have included an explanatory paragraph in their report stating that the Company's dependence on outside financing, lack of existing commitments from lenders to provide necessary financing, lack of sufficient working capital and losses since inception raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company's smart card systems will gain market acceptance, or that the Company will be able to successfully implement its business strategy, generate meaningful revenues or achieve profitable operations.

           Uncertainty of Proposed Plan of Operation. The success of the Company's proposed plan of operation will be largely dependent upon market acceptance of smart cards generally, as well as on the Company's ability to successfully market its smart card systems by persuading potential System Sponsors of the perceived benefits of its dual card access and multiple application layering concepts (including the benefits to be derived from allocating total card program costs among individual application layers within a card) and to develop and commercialize further applications of its proprietary technology. In addition, the Company's proposed plan of operation and prospects will be dependent upon, among other things, the Company's ability to enter into strategic marketing and licensing or other arrangements on a timely basis and on favorable terms; establish satisfactory arrangements with sales representatives and marketing consultants; hire and retain skilled management as well as financial, technical, marketing and other personnel; successfully manage growth (including monitoring operations, controlling costs and maintaining effective quality, inventory and service controls); and obtain adequate financing when and as needed. The Company has limited experience in developing new products based on innovative technology and there is limited information available concerning the performance of the Company's technologies or market acceptance of the Company's products. There can be no assurance that the Company will be able to successfully implement its plan or that unanticipated expenses or problems or technical difficulties will not occur which would result in material delays in its implementation. Moreover, there can be no assurance that the Company will have sufficient capacity to satisfy any increased demand for its smart card products and technologies resulting from the Company's implementation of its plan of operation.

           New Concept; Uncertainty of Market Acceptance. The smart card industry in the United States is an emerging business characterized by an increasing and substantial number of new market entrants that have introduced or are developing an array of new products and services relating to electronic transactions and information processing. Each of these entrants is or may be seeking to position its products and services as the preferred method of effectuating highly individualized, easy-to-use electronic transaction and information processing. The success of the smart card industry depends, in large part, on the ability of market participants to convince governmental authorities, commercial enterprises and other potential System Sponsors to adopt a smart card system in lieu of existing or alternative systems such as magnetic stripe card and paper-based systems, thereby changing the way certain transaction and information processing tasks are accomplished. In addition, due to the large capital and infrastructure investment made by debit and credit card issuers and significantly lower costs associated with the use of magnetic stripe cards, many potential System Sponsors may be reluctant to convert to smart card technology in the near future. Accordingly, there can be no assurance that there will be significant market opportunities for smart card systems in the United States or that the acceptance of smart card based systems in other countries will be sustained. The Company's dual card access and multiple application layering technologies are new concepts. As such, demand for and market acceptance of the Company's smart card systems are subject to a high level of uncertainty. The Company has limited marketing experience and limited financial, personnel and other resources to undertake extensive marketing activities. Potential System Sponsors of the Company's smart card systems, as well as the Company's potential strategic partners, must be persuaded that the costs of adopting and implementing smart card systems, in general, and, in particular, of adopting and implementing the Company's smart card systems, which incorporate dual card access technology and multiple application layering, are justified by the benefits to be derived therefrom. Achieving market acceptance for the Company's products and services will require significant efforts and expenditures by the Company to create awareness, demand and interest by potential System Sponsors, strategic partners and others regarding the perceived benefits of the Company's technologies, including the possible allocation of costs among different
System Sponsors and/or departments of one or more System Sponsors. There can be no assurance that the Company's smart card technology will prove to be economically viable for a sufficient number of System Sponsors, that substantial markets will develop, in the United States or elsewhere, for the Company's smart card systems or that the Company will be able to meet its current marketing objectives, succeed in positioning its cards and services as a preferred method of delivering electronic transaction and information processing or achieve significant market acceptance of its products. See "Description of Business-Marketing and Sales."

           Significant Capital Requirements; Working Capital Deficit; Dependence on Proceeds of Initial Public Offering; Possible Future Financing. The Company's capital requirements have been and will continue to be significant. At December 31, 1998, the Company had a working capital deficit of $2,439,263 due to, among other things, costs associated with the development, commercialization and market testing of the Company's smart card systems, including the development of the Company's initial pilot programs. The Company has been dependent on the sales of its securities to private investors, as well as on capital contributions and loans from affiliates and certain financial institutions guaranteed by certain stockholders of the Company.
During the period from inception through December 31, 1998, the Company has raised capital in the estimated aggregate amount of $6,355,000. On February
12, 1999, the Securities and Exchange Commission declared effective the Company's registration statement on Form SB-2 relating to the offering of a minimum of 454,600 shares (and a maximum of 648,900 shares) of Common Stock, at a price of $11.00 per share (the "Offering"). The Offering is being conducted by the Company's underwriter, Rockcrest Securities L.L.C. (the "Underwriter"), on a "best efforts" basis. As of the date hereof, the Offering has not been completed (and the Company has not received any proceeds thereof). There can be no assurance that the Offering will be completed. The Company is nonetheless dependent on and intends to use the proceeds of the Offering to continue the implementation of its proposed plan of operation. The Company anticipates, based on assumptions relating to its operations
(including assumptions regarding the Company's ability to meet its current marketing objectives and the timing and costs associated therewith), that the net proceeds of the Offering, together with projected cash flow from operations, will be sufficient to fund the Company's operations and capital requirements for at least twelve months following the consummation of the Offering. In the event the Company's plans change, its assumptions change or prove to be inaccurate or if the proceeds of the Offering prove to be insufficient to fund operations (due to unanticipated expenses, technical difficulties, problems or otherwise), the Company would be required to seek additional financing sooner than currently anticipated. There can be no assurance that the proceeds of the minimum Offering will be sufficient to permit the Company to successfully further develop and commercialize the Company's smart card technology or that any assumptions relating to the Company's operations will prove to be accurate. In addition, any implementation of the Company's business plans subsequent to the twelve month period following the Offering may require proceeds greater than the proceeds of the Offering or otherwise currently available to the Company. Further, if the minimum closing of the Offering is delayed, the Company may not have sufficient capital to fund operations and the anticipated expenses of the Offering. There can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all. Although the Company believes it may be able to raise at least a portion of its future financing requirements for such period among its officers, directors and/or stockholders, no officer, director or stockholder of the Company has made any further commitment to the Company to provide any portion of the Company's future financing requirements and there are no assurances that any officer, director or stockholder will do so. At some future date, the Company intends to offer up to approximately $30 million in debt financing, to be negotiated by Lilly Beter Capital Group, Ltd. ("Beter"). The Company has no written agreement with Beter with regard to such possible future financing. There can be no assurance that such additional financing, or any other additional financing, will be available to the Company on reasonable terms, or at all. Further, if such additional financing is attempted, there can be no assurance that such additional financing, or any other additional financing, will be successful. Any inability to obtain additional financing when needed may have a material adverse effect on the Company, including requiring the Company to curtail its activities and possibly causing the Company to cease its operations. To the extent that the Company finances its operations through the issuance of additional equity securities, any such issuance may involve substantial dilution to the Company's then-existing stockholders.
Additionally, to the extent that the Company incurs indebtedness or issues debt securities, the Company will be subject to all of the risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness.

           Limited Marketing Capabilities and Experience; Dependence on Third -Party Marketing Arrangements. The Company has limited marketing capabilities,

experience and resources. To date, the Company has conducted only limited marketing activities and has relied primarily on the efforts of its executive officers in connection with such activities. It will be the role of the Company's management and its Director of Sales to guide the Company from the research and development phase to a company with full marketing and sales strategies for direct and indirect sales. Although the Company expects to continue to market smart card systems directly through the Company's management and employees, the Company intends to establish strategic marketing alliances and licensing or other arrangements with systems integrators, value-added resellers and other smart card vendors and may also retain the services of sales representatives and marketing and other consultants. The Company's success will depend in part on its ability to enter into agreements with such third parties, and on the ability and efforts of such third parties to successfully market the Company's smart card systems. Moreover, marketing arrangements with third parties may require financial or other commitments by the Company. There can be no assurance that the Company will be able, for financial or other reasons, to enter into third-party marketing arrangements on commercially acceptable terms, or at all. The failure of the Company to complete its third-party marketing strategy or the failure of any such party to develop and sustain a market for the Company's smart cards could have a material adverse effect on the Company. Although the Company views third-party marketing arrangements as a major factor in the commercialization of its smart card systems, there can be no assurance that any strategic partners, licensees or others would view an arrangement with the Company as significant to their businesses. See "Description of Business-Marketing and Sales."

           Competition; Technological Obsolescence. The market for the Company's smart card systems is characterized by intense competition. The market is currently dominated by cards utilizing magnetic stripes, and is expected to be dominated by magnetic stripe cards for the foreseeable future due to the lower costs of production of such cards and the substantial capital and infrastructure investments made by debit and credit card issuers in such cards. The Company also competes with numerous well-established companies, including Gemplus, Bull PTS (a unit of Groupe Bull), Schlumberger Electronic Transactions (a business segment of Schlumberger Limited), Orga Kartensysteme GMBH, Giesecke & Devrient and Mondex International, which design, manufacture and/or market smart card systems. Although the Company believes its proprietary dual card access and multiple application layering technologies will allow the Company to compete on the basis of enhanced security, flexibility, scalability, cost-effectiveness and quality, the Company's smart card systems incorporate new concepts and may be unsuccessful even if they are superior to those of its competitors. In addition, certain companies may be developing technologies or products of which the Company may be unaware which may be functionally similar or superior to those developed by the Company.
Most of the Company's competitors and potential competitors possess substantially greater financial, marketing, personnel and other resources than the Company and have established reputations relating to the design, development, manufacture, marketing and service of smart card systems. As the market for smart card systems grows, new competitors are likely to emerge. Additional competition could adversely affect the Company's operations. There can be no assurance that the Company will be able to compete successfully, that competitors will not develop technologies or products that render the Company's systems obsolete or less marketable or that the Company will be able to successfully enhance its products or develop new products when necessary.
See "Description of Business-Competition."

           Technological Factors. The Company's research and development efforts are subject to all of the risks inherent in the development of new products and technology (including unanticipated delays, expenses and difficulties). There can be no assurance that the Company's products will satisfactorily perform the functions for which they are designed, that they will meet applicable price or performance objectives or that unanticipated technical or other problems will not occur which would result in increased costs or material delays in the development thereof. Furthermore, software products as complex as those developed by the Company and incorporated into its smart card products may contain errors or failures when installed, updated or enhanced. There can be no assurance that, despite testing by the Company and by current and potential end users, errors will not be found in new products after the delivery by the Company, resulting in loss of or delay in market acceptance. See "Description of Business-Technology Overview" and "-Products."

           The Company has entered into agreements with SoftChip Israel Ltd. of Jerusalem, Israel and SoftChip Technologies (3000) Ltd. to purchase from SoftChip Israel, Ltd., the DVK-1 Chip Mask Operating System and architecture ("DVK-1 System") for a purchase price of $100,000 and with SoftChip Technologies (3000) Ltd. to provide technical support and development to the Company for a two-year period for an additional $450,000 plus a maintenance fee ranging from $.125 to $.25 for each smart card sold by the Company that incorporates the DVK-1 System. Upon closing, which is scheduled to occur after the earlier of closing of the minimum Offering or March 15, 1999 (which date was recently extended to June 15, 1999), these agreements will provide the Company ownership of its own chip mask and access to the technical resources needed to develop a completely new and proprietary chip mask and operating system. The chip mask provides the basic instructions to the microchip and its internal components and facilitates the orderly utilization of all of the microchip's components and allows the device to be utilized. The Company had also executed a purchase order with SoftChip Israel Ltd. for technical services for a monthly fee of $18,000, which commenced December 1, 1997 and expired on September 30, 1998. As of December 31, 1998 the Company owed
$30,000 under this purchase order and such amount is included in the use of proceeds as repayment of certain outstanding obligations. Under the agreement, ownership of the DVK-1 System will be transferred to the Company at closing upon payment in full of the purchase price and technical support fees. If the closing of the minimum Offering is delayed beyond June 15, 1999, the Company believes it may be able to reach a mutual agreement with both companies to extend the closing date of the agreement, but there can be no assurance that the Company will be able to reach such agreement, or that the Company will ultimately secure ownership of the DVK-1 System if the closing of the minimum offering is delayed beyond June 15, 1999. Additionally there can be no assurance that ownership of the DVK-1 System will result in the successful development of new technology.

           Proprietary Rights. The Company's success will depend in part on its ability to enforce its patents, protect trade secrets and operate without infringing on the proprietary rights of others. The Company has received
United States patent number 5629508 with respect to its dual card access technology and methods. The Company contemplates filing patent applications in selected foreign jurisdictions where such filings would, in the Company's opinion, provide it with a competitive advantage. The patent laws of other countries may differ from those of the United States as to the patentability of the Company's products or technology and the degree of protection afforded by foreign patents may be different from that in the United States. The failure by the Company to obtain any foreign patents could have a material adverse effect on the Company's ability to successfully commercialize its smart card systems outside the U.S. Even though the Company has been able to obtain a U.S. patent, there can be no assurance that this patent will afford the Company commercially significant protection for its technology. Other companies may independently develop equivalent or superior technologies or products and may obtain patent or similar rights with respect to them. The Company is not aware of any infringement by its technology on the proprietary rights of others and has not received any notice of claimed infringement. However, the Company has not conducted any investigation as to possible infringement and there can be no assurance that third parties will not assert infringement claims against the Company in connection with its products, that any such assertion of infringement will not result in litigation, or that the Company would prevail in such litigation. Moreover, in the event that the

Company's technology or proposed products were deemed to infringe upon the rights of others, the Company would be required to obtain licenses to utilize such technology. There can be no assurance that the Company would be able to obtain such licenses in a timely manner on acceptable terms and conditions, and the failure to do so could have a material adverse effect on the Company. If the Company were unable to obtain such licenses, it could encounter significant delays in product market introductions while it attempted to design around the infringed upon patents or rights, or could find the development, manufacture or sale of products requiring such license to be foreclosed. In addition, patent disputes occur in the smart card and computer industries and there can be no assurance that the Company will have the financial resources to enforce or defend a patent infringement or proprietary rights action. The Company has received a federal trademark registration for its SMART-ID registered trademark and design and has applied for a federal trademark registration for its Cheeze! mark. SMART-ID registered trademark is a smart card based system that provides positive identification, transaction tracking and the ability to layer multiple applications on a single smart card. Cheeze! is a program currently used by nineteen pari-mutuel licensing jurisdictions to photograph licensees and transmit the photograph and license data to a central database, which is currently housed at the Company's offices. The Company's use of its software, name and mark may be subject to challenge by others, which, if successful, could have a material adverse effect on the Company.

           The Company also relies on trade secrets and proprietary know-how and employs various methods to protect the concepts, ideas and documentation relating to its proprietary technology. However, such methods may not afford the Company complete protection and there can be no assurance that others will not independently obtain access to the Company's trade secrets and know-how or independently develop products or technologies similar to those of the Company. Furthermore, although the Company has and expects to have confidentiality and non-competition agreements with its employees and appropriate suppliers and manufacturers, there can be no assurance that such arrangements will adequately protect the Company's trade secrets. See "Description of Business-Intellectual Property."

           Lengthy Sales Cycle; Possible Fluctuations in Operating Results. The Company's sales cycle is expected to commence at the time a prospective System Sponsor demonstrates an interest in purchasing a smart card system from the Company or issues a request for a proposal or information or takes similar action and ends upon the installation of a smart card system for the System Sponsor. The sales cycle will vary by System Sponsor and could extend for periods of up to twelve months or more, depending upon, among other things, the time required by the System Sponsor to complete a pilot test of the Company's smart card system, make a determination regarding an acquisition thereof and negotiate payment terms with the Company. The Company's operating results could vary from period to period as a result of this fluctuation in the length of the Company's sales cycle and as a result of fluctuations in the purchasing patterns of potential System Sponsors, technological factors, variations in marketing strategies for different target markets and non-recurring smart card system sales.

           Possible Dependence on Government Contracts. As part of its strategy, the Company intends to market its smart card systems to government agencies in the United States and Canada. If successful, the Company will become subject to the special risks involving government contracts, including delays in funding, lengthy review processes for awarding contracts, non-renewal, delay, termination at the convenience of the government, reduction or modification of contracts in the event of changes in the government's policies or as a result of budgetary constraints and increased or unexpected costs resulting in losses, any or all of which could have a material adverse effect on the Company.

           The Company will also be required to obtain most potential government contracts through the competitive bidding process. There can be no assurance that the Company will be successful in having its bids accepted or, if accepted, that awarded contracts will generate sufficient revenues to result in profitable operations. The competitive bidding process is typically lengthy and often results in the expenditure of financial and other resources in connection with bids that are not accepted. Additionally, inherent in the competitive bidding process is the risk that actual performance costs may exceed projected costs upon which a submitted bid or contract price is based.
To the extent that actual costs exceed projected costs, the Company could incur losses, which could adversely affect the Company's operating margins and results of operations. Moreover, in most instances, the Company may be required to post bid and/or performance bonds in connection with contracts with government agencies. Any inability by the Company to obtain bonding coverage in sufficient amounts could have a material adverse effect on the Company. See "Description of Business-Government Regulation and Industry Standards."

           Dependence on Management and Key Personnel. The success of the Company will be largely dependent on the personal efforts of Lawrence O. Perl, its Chairman of the Board and Chief Executive Officer, Raymond Findley, Jr., its President and Chief Operating Officer, Frank Fuino Jr., its Chief Financial Officer and Vice President of Finance, Robert H. Dixon, its Vice President of Technical Operations, Robert Cartagine, its Director of Sales, and other key personnel. Although the Company has entered into an employment agreement with each of the above gentlemen, the loss of services of any of these key personnel would have a material adverse effect on the Company's business and prospects. The Company has obtained "key man" insurance on the lives of Messrs. Perl and Findley in the amount of $2,000,000 each. In order to successfully implement and manage its proposed expansion, the Company will be dependent upon, among other things, its ability to attract and retain qualified managerial, technical and marketing personnel with experience in business activities such as those contemplated by the Company. Competition for qualified personnel is intense and there can be no assurance that the Company will be able to hire or retain additional personnel. Any inability to attract and retain qualified personnel would have a material adverse effect on the Company.

           Control by Management. After the closing of the Offering, the Company's directors and executive officers (or trusts created by or for such individuals or their families) will beneficially own, in the aggregate, no less than approximately 79.1 percent of the outstanding shares of Common Stock (assuming no exercise of any warrants or other options) issued in the minimum Offering, or no less than approximately 75.7 percent of the outstanding shares of Common Stock (assuming no exercise of any warrants or other options) issued in the maximum Offering. Accordingly, such persons, acting together, will be in a position to elect the directors, adopt amendments to the Company's Certificate of Incorporation (the "Certificate") and By-Laws (the "By-Laws"), approve mergers and other significant corporate transactions, including a sale of substantially all of the Company's assets, and otherwise control the Company's affairs. Purchasers of the shares of Common Stock offered pursuant to the Offering will be minority stockholders, and, although entitled to vote on matters submitted for a vote of the stockholders, will not control the outcome of such a vote.

           Year 2000. The Company believes that software developed and utilized by the Company is Year 2000 compliant. However, hardware, software, embedded microchips and other material provided by others may not be compliant, and there can be no assurances that the hardware, software, embedded microchips and other material provided by others will not have a negative effect on the software developed by the Company.


           No Dividends. The Company has never paid any cash or other dividends on its Common Stock. Payment of dividends on the Common Stock is within the discretion of the Board of Directors of the Company and will depend upon the Company's earnings, capital requirements and financial condition, and on any other relevant factors. For the foreseeable future, the Board of Directors intends to retain future earnings, if any, to finance its business operations and does not anticipate paying any cash dividends with respect to the Common Stock. In addition, the payment of cash dividends may be limited or prohibited by the terms of any future loan agreements or any Preferred Stock that may be issued by the Company.

           Limitations on Liability of Directors and Officers. The Certificate includes provisions to eliminate, to the full extent permitted by the Delaware General Corporation Law (the "DGCL") as in effect from time to time, the personal liability of directors of the Company for monetary damages under certain circumstances. The Certificate and By-Laws also include provisions to the effect that (subject to certain exceptions) the Company shall, to the maximum extent permitted from time to time under the law of the State of Delaware, indemnify, and upon request shall advance expenses to, any director or officer to the extent that such indemnification and advancement of expenses is permitted under such law, as it may from time to time be in effect. As a result of such provisions, stockholders may be unable to recover damages against the directors and officers of the Company for actions taken by them that constitute negligence, gross negligence or a violation of their fiduciary duties. In anticipation of the Offering, the Board has authorized and directed the Company to enter into indemnification agreements with each director of the Company, pursuant to which the Company would, in general, (i) agree to indemnify and hold harmless each director to the full extent permitted or authorized by the DGCL as in effect from time to time and (ii) specify the various terms and conditions relating to the advancement of expenses in connection with indemnifiable claims. Each of the provisions described above may reduce the likelihood of stockholders instituting derivative litigation against directors and may discourage or deter stockholders from suing directors, officers, employees and agents of the Company for (among other things) breaches of their duty of care, even though such an action, if successful, might otherwise benefit the Company and its stockholders.

           Adoption of Certain Charter and By-Law Provisions Having Anti-Takeover Effects. The Certificate and By-Laws contain various provisions which, under certain circumstances, could make it more difficult for a third party to gain control of the Company (e.g., by means of a tender offer), prevent or substantially delay such a change of control, discourage bids for the Common Stock at a premium, or otherwise adversely affect the market price of the Common Stock. The Certificate provides that the Board will be classified into three classes of directors, with each class serving a staggered three-year term. This provision, together with the provision authorizing the Board to issue one or more series of Preferred Stock, could make it more difficult for stockholders to effect certain corporate actions that might facilitate a proposed acquisition of the Company and could have the effect of delaying or preventing a change of control of the Company.

           Forward-Looking Information. Certain statements made in this report and in oral statements which may be made by representatives of the Company relating to plans, strategies, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such information includes information relating to the Company which is based upon the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, words such as "anticipate," "believe," "estimate," "expect," "intend," and similar expressions, as they relate to the Company's management, identify forward-


looking statements. Such statements reflect the current views of management with respect to future events and are subject to certain inherent risks, uncertainties and assumptions relating to the operations and results of operations of the Company, competitive factors, shifts in customer demand, government spending, economic cycles, availability of financing as well as the factors described in this report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

ITEM 2.               DESCRIPTION OF PROPERTY

           The Company leases, pursuant to a sublease, approximately 2,750 square feet of office space at 1355 Terrell Mill Road, Marietta, Georgia. The sublease commenced on January 1, 1997 and will continue through January 31, 2000. Pursuant to the sublease, the Company is required to pay rent of approximately $3,005 per month, increasing through the term of the sublease to approximately $3,100 per month. The Company is currently negotiating with the landlord for a revised three-year lease which will commence on May 1, 1999 for approximately 5,500 square feet of office space at a rental of approximately $6,200 per month.

ITEM 3.               LEGAL PROCEEDINGS

           The Company is not a party to any pending legal proceeding (and none of its property is the subject of any pending legal proceeding).

ITEM 4.               SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

           Pursuant to written consent adopted by a majority of the security holders of the Company on December 30, 1998, Raymond W. Roncari and Gordon W. Walker were re-elected to the board of directors of the Company. See "Directors, Executive Officers, Promoters and Control Persons." No other matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, whether through the solicitation of proxies or otherwise.

ITEM 5.               MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           There is presently no public trading market for the common equity of the Company.

           As of March 31, 1999, there were approximately twenty (20) holders of record of the Company's Common Stock.

           The Company has never declared dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future. See "Dividends of the Business -- Risk Factors -- No Dividends."

           The Company issued certain equity securities during the fiscal year ended December 31, 1998 that were not registered under the Securities Act of 1933. In March 1998, the Company completed the sale to fourteen private investors (including certain officers and directors of the Company) (the "1998 Private Placement") of 30 Units, each Unit consisting of (i) an unsecured non-negotiable promissory note in the principal amount of $50,000 (the "Bridge Notes"), (A) bearing interest at the rate of ten percent (10%) per annum, payable annually in arrears, and (B) providing for a loan fee payable upon payoff of the Bridge Note in an amount equal to $5,000 less interest accrued under the Bridge Note during the first year through the date of payoff; (ii) 3,863 shares of Common Stock (the "Bridge Shares"); and (iii) 3,863 Bridge Warrants. The purchase price per Unit was $50,000. The Company received gross proceeds of $1,500,000 from the sale of such Units. After payment of approximately $10,000 in costs associated with the 1998 Private Placement, the Company received net proceeds of approximately $1,490,000 in connection with the 1998 Private Placement. A total of $900,000 of the 1998 Private Placement funds was assigned to the value of the common stock and warrants. Approximately $1,345,000 of the net proceeds was used to exercise (as hereinafter defined) certain options to repurchase securities sold in a private placement completed in 1997. Some holders of the 1997 Units (as hereinafter defined) chose to invest in the 1998 Private Placement and defer all interest due them from the 1997 Units; such holders included Lawrence O. Perl, the Company's Chairman of the Board, Chief Executive Officer and Chief Financial Officer, Raymond A. Roncari, a director of the Company, Harold Rothstein, a director of the Company and Bruce R. Bonadies, a director of the Company, Richard Shelton, Susan Shelton and Ronald Seplowitz. These holders deferred a total of $26,764 in interest, to be repaid in two parts: $12,157 from the proceeds of the minimum offering and $14,607 from the proceeds of the maximum offering. The balance of the net proceeds are being used for working capital and general corporate purposes, as well as to fund some expenses of the Offering. $575,000 of the Bridge Notes were converted to equity by two directors of the Company as of September 30, 1998 and the remaining $925,000 are to be repaid from the proceeds of the minimum Offering.

           In conjunction with the closing of the 1998 Private Placement, the Company issued 38,625 shares of Common Stock, valued at $7.77 per share for a total of $300,116, and an option to purchase 77,250 shares of Common Stock, exercisable at 85% of the per share market price of the Common Stock on the exercise date, subject to adjustment (the "Chapman Option") to Chapman Group LLC, a company affiliated with Cohn Birnbaum & Shea P.C., general counsel to the Company. These shares and options were issued in partial consideration for services rendered by Cohn Birnbaum & Shea P.C. from the date of the Company's inception through the closing of an initial public offering by the Company and in consideration of deferral of fees at different times during such same time period.

           In conjunction with the closing of the 1998 Private Placement, the Company entered into Director Loan Agreements with each of Harold Rothstein and Raymond A. Roncari pursuant to which Messrs. Rothstein and Roncari each committed to loan $450,000 (for a total of $900,000) to the Company to be used for working capital and certain costs of the anticipated initial public offering. These amounts, together with approximately $155,000 of the proceeds of the 1998 Private Placement, were used to fund certain costs of the Offering, and provide required working capital. In consideration for this commitment, Messrs. Rothstein and Roncari were each granted 19,313 shares of Common Stock of the Company, valued at $7.77 per share for a total of $300,116, and 19,313 Commitment Warrants. Pursuant to each Director Loan Agreement, the Company has the right to draw down advances from each of Messrs. Rothstein and Roncari (each a "Director Lender") as funds are required and the Director Lender is obligated to so advance funds within three
(3) business days of any such request. Any amounts advanced will bear interest at a rate of ten percent (10%) per annum. The entire $900,000 principal outstanding was converted to equity as of September 30, 1998. All accrued interest thereon, will be due and payable in full on the earlier of
(i) January  1, 2001, or (ii) the closing of subsequent debt financing.

           In September, 1998, the 1994 Perl Trust Indenture and Messrs. Findley, and Basch contributed shares of Common Stock to the Company by way of a capital contribution in the respective amounts of 44,920, 44,920 and 22,460. Contemporaneously, Messrs. Rothstein and Roncari converted $1,235,000 and $1,235,594, respectively, of Company debt to equity in exchange for 56,150 shares of Common Stock each. The converted debt consisted of a portion of their respective loans to the Company and some of the Bridge Notes each acquired in connection with the 1998 Private Placement.

           In January 1997, the Company completed the sale to 23 private investors (including Lawrence O. Perl, an officer and director of the Company, and Mr. Roncari, Mr. Rothstein and Bruce Bonadies, all directors of the Company) (the "1997 Private Placement") of 25 units (the "1997 Units"); each 1997 Unit consisted of (i) an unsecured 9% non-negotiable bridge note in the principal amount of $50,000 due on the earlier of the consummation of an initial public offering or January 16, 1998 (the "1997 Bridge Notes"); (ii) 7,725 bridge shares (the "1997 Bridge Shares"); and (iii) 38,625 bridge warrants, each bridge warrant representing the right to purchase one share of Common Stock at an exercise price of $2.59 per share, subject to adjustment in certain circumstances (the "1997 Bridge Warrants"). The purchase price per 1997 Unit was $50,000. The Company received gross proceeds of $1,250,000 from the sale of the 1997 Private Placement. After payment of $125,000 in placement fees to the underwriting firm (not the Underwriter in the Offering), which acted as placement agent for the Company with respect to the 1997 Private Placement, and other offering expenses of approximately $105,000, the Company received net proceeds of approximately $1,020,000 in connection with the 1997 Private Placement. The net proceeds from the 1997 Private Placement were used in connection with the Company's operations, including to fund the Company's research and development efforts, to fund its sales and marketing activities, to repay certain outstanding obligations, and for working capital and general corporate purposes.

           From July 1997 through January 1998, three directors, Raymond A. Roncari, Harold Rothstein and Lawrence O. Perl, provided the Stockholder Loans to the Company in the amounts of $320,000, $460,000 and $15,000, respectively, each bearing interest at an annual rate of ten percent (10%). These Loans provided the Company working capital and covered some costs associated with this Offering and except for the $15,000 payable to Mr. Perl, have been previously converted to equity and are part of the aforementioned Stockholder Loans.

ITEM 6.               MANAGEMENT'S DISCUSSION AND ANALYSIS

           The Company was organized in June 1994 and is in the development stage. Since inception, the Company has been engaged principally in organizational activities, including developing a business plan, hiring personnel and developing and enhancing its proprietary smart card technology and software, and has only recently commenced the limited marketing of its smart card systems.

           To date, the Company has developed and installed, on a limited basis, employee identification and licensing smart card systems for the thoroughbred racing industry. To date, the Company has executed two contracts with the North American Pari-Mutuel Regulators Association ("NAPRA") to provide and maintain an internet-based regulatory tracking system that includes a database with licensing information, infractions records and digital photographs of the licensees in its jurisdictions. NAPRA is an organization comprised of nineteen pari-mutuel wagering jurisdictions located in North America, including horse and dog racing, jai alai and card rooms. In addition to the contracts with NAPRA, the Company has developed and installed smart card based employee identification and licensing systems in five NAPRA jurisdictions: the Birmingham Racing Commission and the Macon County Race Course, both in
Alabama, the Oregon Racing Commission, the Idaho State Racing Commission, and the Wyoming Pari-Mutuel Commission. In addition, the Company has a similar contract with the Colorado Racing Commission. The Company recently submitted a proposal to two additional NAPRA jurisdictions, the Arizona Racing Commission and the Kentucky Racing Commission, to provide a smart card-based employee identification and licensing system.

           The Company has also entered into a contract with the Florida Department of Pari-Mutuel Wagering to develop and maintain an internet accessible smart card based employee identification and licensing database system for their 27 pari-mutuel wagering facilities around the state. The licensing system the Company is developing for the State of Florida will be a database maintained by ACTI and will be accessible by the Internet. The smart card licenses of the employees will be utilized to provide secure access to the web site and the database through the Internet. This system was installed in March 1999 and will commence operation in April, 1999.

           In addition, the Company has completed a pilot program in New Jersey and Pennsylvania for the issuance of "equine medical passport" smart cards for monitoring the identity, interstate and intrastate movement and medical records of thoroughbred horses. The Florida Department of Agriculture and Consumer Services Bureau of Disease Control has proposed a similar pilot project anticipated to begin as soon as possible. The Bureau of Disease Control is responsible for ensuring the health and marketability of livestock in the state of Florida. To prevent the spread of a deadly disease, the federal government requires any horse crossing state lines to have a negative Coggins Report which evidences a negative test result for Equine Infectious Anemia. A Coggins Report is valid for one year from the issue date. Further, each state requires a valid health certificate for any horse entering the state. The states of Florida, Georgia and Alabama have formed an alliance whereby a special ninety (90) day pass authorized by any of the three states can be used to cross state lines between these states. The proposed Florida pilot program will involve a test "livestock medical passport" program in which each of 100 animals will be implanted with an "electronic identification transponder" used in conjunction with smart cards to verify each animal's identity and federal and state medical certifications. This pilot program will replace the required paper passports for horses crossing between these states. Although completed programs in New Jersey and Pennsylvania successfully tested the equine medical passport smart card system and similar electronic transponder implants are in use which are not coordinated with smart card technology, such equine medical passport pilot programs have not resulted in any system sales to date. There can be no assurance that any of the Company's pilot programs will result in system purchases by any potential System Sponsor.

           The Company has entered into a Memorandum of Understanding with Traquer to market the Company's smart card systems to Indian gaming and wagering facilities in North America. Traquer has significant expertise with the rules and regulations for Indian gaming environments. In February 1998, the Company received its first order from Traquer to provide a smart card based employee licensing system to an Indian tribe in Arizona. This system was installed in October 1998. During February, 1999, the Company received its second purchase order to install a similar system for an Indian tribe located in Louisiana.

           The Company received a request from Foundation Health, a Florida based HMO, to structure a smart card system to assist and expedite the verification of patient insurance coverage by hospital employees. The pilot program involves Palmetto Hospital, one of the largest hospitals in Miami, Florida, and the Company anticipates the initial phase will be installed during the second quarter of 1999. Other phases of this proposed project may include expanding the smart card based verification capability to all Foundation
Health member hospitals and Authorized Service Providers in south Florida. The final phase may provide all Foundation Health members with enhanced smart card member identification capabilities.

           The Company has also been selected as a subcontractor to Paradigm 4 for the registered New York City Time Project. The City of New York has significant problems tracking city employees and verifying the accuracy of actual hours worked. This project will pilot a number of technologies, including the use of smart cards, for time and attendance management and tracking of city employees.

           On November 11, 1998, the Company began discussions with Microsoft regarding its Windows Card Operating System. The Windows Card Operating System


represents Microsoft's foray into the smart card industry. As a result of that initial meeting in November, and subsequent meetings thereafter, the Company has been asked to participate in the development and systems integration component of Microsoft's Windows Card beta program. The exact role of the Company in this regard has not yet been finally determined or formalized. Further, notwithstanding the Company's participation in the beta program, the Company does not have any agreement with Microsoft concerning any business opportunities for the Company, and there can be no assurances that any such agreement will be obtained or that meaningful opportunities for the Company will result.

           The Company has formed a new business entity with AVID Identification Devices, Inc. called Animal Passports, Inc. (API). While final business terms remain to be negotiated, it is anticipated that API will develop, market, and sell smart card applications incorporating the Company's patented technology for all animal owners worldwide. AVID, using PETtrac, a worldwide computerized tracking system for companion animals, will be responsible for providing its marketing and sales expertise to the new company and ACTI will be responsible for providing smart card technology and technological support. Ownership will be equal between the Company and AVID, however, AVID will be responsible for funding the initial costs of API. It is anticipated that the Company's smart card technology will be used in conjunction with AVID's radio frequency identification devices currently being sold worldwide to veterinarians and other customers. Owners of animals will carry with them a smart card containing animal tracking information related to the existing PETtrac identification systems as well as other AVID related applications, including animal records. This venture is in its formative stages and there can be no assurances that the venture will be undertaken as presently anticipated or that meaningful revenues will result.

           The Company has entered into a two year Non-Exclusive Representation Agreement to DTEC/CPS. DTEC/CPS provides a full range of services and technologies to the health care industry. The core of the company's business is in pharmacy consulting and pharmacy management expertise. DTEC/CPS has the right to market the Company's smart card products and services to its extensive customer base throughout the world. DTEC/CPS and the University of Tennessee are currently engaged in several research projects where smart cards could play a significant role. It is anticipated that the Company will greatly benefit from these projects, however, there can be no assurance that the Company's involvement will result in sales to the University of Tennessee or to any other DTEC/CPS customer.

           The Company's objective is to become a leading provider of smart card systems to government and commercial System Sponsors requiring increasingly complex, secure and cost-effective information processing systems. The Company intends to market its products through strategic marketing alliances and licensing or other arrangements with systems integrators, value added resellers and other smart card vendors. The Company anticipates that, under certain circumstances, its smart card products will be bundled with its strategic partners' products and services to create a complete integrated system that can be marketed to potential System Sponsors. The Company will also seek to provide complete smart card solutions, on a turnkey basis, to System Sponsors by providing all of the hardware and software elements required to implement the system.

           The Company has generated limited revenues to date and does not expect to generate meaningful revenues in the near future until such time, if ever, as its smart card systems are successfully commercialized. The Company has incurred significant losses in each operating period since its inception, resulting in an accumulated deficit at December 31, 1998 of $8,932,884, and losses are continuing through the date of this report. Inasmuch as the Company will continue to have a high level of operating expenses and will be required to make significant up-front expenditures in connection with both the development of its business and the commercialization of its smart card systems (including, without limitation, salaries of executive, technical, marketing and other personnel), the Company anticipates that it will continue to incur significant and increasing losses for the foreseeable future until such time, if ever, as the Company is able to generate sufficient revenues to finance its operations. Furthermore, the Company has incurred costs related to a possible debt placement, which costs have to date been deferred. In the event the planned Offering and financings are not successful, these costs will be subsequently charged to operations. The Company's independent certified public accountants have included an explanatory paragraph in their report stating that the Company's dependence on outside financing, lack of existing commitments from lenders to provide necessary financing, lack of sufficient working capital and losses since inception raise substantial doubt about the Company's ability to continue as a going concern.

           The success of the Company's proposed plan of operation will be largely dependent upon market acceptance of smart cards generally, as well as on the Company's ability to successfully market its smart card systems by persuading potential System Sponsors of the perceived benefits of its dual card access and multiple application layering concepts (including the benefits to be derived from allocating total card program costs among individual application layers within a card) and to develop and commercialize further applications of its proprietary technology. In addition, the Company's proposed plan of operation and prospects will be dependent upon, among other things, the Company's ability to enter into strategic marketing and licensing or other arrangements on a timely basis and on favorable terms; establish satisfactory arrangements with sales representatives and marketing consultants; hire and retain skilled management as well as financial, technical, marketing and other personnel; successfully manage growth (including monitoring operations, controlling costs and maintaining effective quality, inventory and service controls); and obtain adequate financing when and as needed. The Company has limited experience in developing new products based on innovative technology and there is limited information available concerning the performance of the Company's technologies or market acceptance of the Company's products. There can be no assurance that the Company will be able to successfully implement its plan or that unanticipated expenses or problems or technical difficulties will not occur which would result in material delays in its implementation. Moreover, there can be no assurance that the Company will have sufficient capacity to satisfy any increased demand for its smart card products and technologies resulting from the Company's implementation of its plan of operation.

           The Company believes that software developed and utilized by the Company is Year 2000 complaint. However, hardware, software, embedded microchips and other material provided by others may not be compliant, and there can be no assurances that the hardware, software, embedded microchips and other material provided by others will not have a negative effect on the software developed by the Company.

           As of the date of this report, the Company has twelve full-time employees, consisting of four executive officers and eight employees engaged in engineering, technical support, product development, marketing and sales, and administration. The Company also uses the resources of independent programmers and consultants from time to time on an as needed basis. The Company anticipates that it will hire additional sales and technical personnel to continue to implement the Company's marketing and product development efforts and may engage independent sales representatives and industry-specific marketing consultants to assist the Company in marketing the Company's smart card systems to potential System Sponsors.

Liquidity and Capital Resources

           At December 31, 1998, the Company had cash on hand of $137,130, working capital deficit of $2,439,263 and a stockholders' deficit of $3,576,058. The Company's primary capital requirements will be to fund the Company's continuing smart card system development and enhancement efforts, its sales and marketing activities and the Company's working capital. The Company has historically financed its capital requirements through the issuance of equity and debt securities, contributions to capital and bank borrowings.

           Since the inception of the Company, Lawrence O. Perl, the Chairman of the Board and Chief Executive Officer of the Company (both individually and through The 1994 Perl Trust Indenture, a trust for the benefit of the family of Lawrence O. Perl (the "Perl Trust")), Raymond Findley, the Chief Operating Officer of the Company, Raymond A. Roncari, a director of the Company, and Harold Rothstein, a director of the Company (both individually and through The Rothstein Family Trust, a trust for the benefit of the family of Harold Rothstein (the "Rothstein Trust")) (each of the foregoing being referred to individually as an "Original Stockholder"), have made the loans to the Company in amounts aggregating $30,177, $15,177, $1,008,854 and $1,300,747, respectively (the "Stockholder Loans"). The Stockholder Loans bear interest at ten percent (10%) per annum. Of this total of $2,354,955, $1,050,000 had previously been converted to equity and an additional $995,594 was converted to equity as of September 30, 1998. The remaining balance of the loans, together with accrued interest, are to be repaid with the proceeds of a subsequent debt financing, but in no event later than January 1, 2001. These loans were to provide the Company working capital and cover costs associated with the Offering.

           In March 1995, $250,000 of the then-outstanding principal amount of the Stockholder Loans of each of Messrs. Rothstein and Roncari was recharacterized as paid-in capital of the Company (the "Capital Contribution"). Pursuant to an agreement among the Original Stockholders, the Capital Contribution was allocated equally among the Original Stockholders, in consideration for which Mr. Findley issued to Mr. Roncari and the Perl Trust issued to the Rothstein Trust a promissory note in the amount of $125,000 (each, a "Capital Contribution Note"). Mr. Findley and the Perl Trust subsequently trans-ferred 25,000 shares of Common Stock to Mr. Roncari and the Rothstein Trust, respectively, in satisfaction of the indebtedness represented by the Capital Contribution Notes. Upon the consummation of the 1997 Private Placement, $12,675 of the Perl Trust's Stockholder Loans, $12,675 of Mr. Findley's Stockholder Loans, $223,260 of Mr. Roncari's Stockholder Loans and $301,390 of Mr. Rothstein's Stockholder Loans were converted into 2,535, 2,535, 44,652 and 60,278 shares of Common Stock, respectively.

           From March through June of 1995, Joseph D. Basch, the President, Chief Executive Officer and sole director of the Subsidiary, loaned the Company an aggregate of $300,000. The loans accrued interest at ten percent (10%) per annum and were payable on demand. In July 1996, the Company and Mr. Basch entered into an agreement pursuant to which the then-outstanding principal amount of the loans, together with accrued interest thereon of approximately $30,000, was converted into an aggregate of 370,800 shares of Common Stock, for a per share value of $.89. In September, 1998, Mr. Basch made a capital contribution to the Company of 22,460 of these shares.

           In July, September and November 1996, the Company borrowed an aggregate of $300,000 from The First National Bank of Suffield ("First Suffield"). Interest accrues on such borrowings at the prime lending rate established by First Suffield from time to time, which was 8.25% as of December 31, 1998, and is payable monthly. The aggregate outstanding principal amount owed by the Company to First Suffield, together with accrued interest thereon, is payable on July 1, 1999. Mr. Roncari has personally guaranteed all of the Company's indebtedness to First Suffield. The loan agreements prohibit the Company, except with the prior consent of First Suffield, from paying dividends on its stock (other than dividends payable in stock), merging or consolidating with another company or purchasing or retiring any of its outstanding stock. The loan agreements also provide that it shall constitute an event of default thereunder if, among other events, either the Company or Mr. Roncari shall become insolvent or if First Suffield, in good faith, deems that it has insufficient security with respect to the loans. This debt is to be repaid from the proceeds of the maximum offering.

           From July through October 1996, the Company borrowed $150,000 from Fleet National Bank ("Fleet"). Such amount is payable on demand. Interest accrues on such borrowings at the prime lending rate established by Fleet from time to time, which was 7.75% as of December 31, 1998, and is payable monthly. The Company's indebtedness to Fleet (the "Fleet Loan") is personally guaranteed by Mr. Rothstein, and is secured by personal assets pledged by Mr. Rothstein in the form of a certificate of deposit in the amount of $150,000. This debt is to be repaid from the proceeds of the maximum offering.

           In October 1996, the Company borrowed $100,000 from The Chase Manhat-tan Bank. The loan was subsequently acquired by The Mechanics Savings Bank ("Mechanics"). Such loan matured on March 1, 1999. The Company is currently negotiating for an extension of the maturity date of such loan. Interest accrues at the prime lending rate established by Mechanics from time to time, which was 7.75% as of December 31, 1998, and is payable monthly. The Company's indebtedness to Mechanics (the "Mechanics Loan") is secured by personal assets pledged by Mr. Rothstein in the form of a certificate of deposit in the amount of $105,000. This debt is to be repaid from the proceeds of the maximum Offering.

           Mr. Rothstein has agreed with the Company that, in the event a demand is made by Fleet with respect to the Fleet Loan and/or a demand is made by Mechanics with respect to the Mechanics Loan prior to the earlier of the closing of the maximum Offering, subsequent debt financing or March 3, 2001, he shall either (i) secure replacement financing to pay the amount so demanded or (ii) personally satisfy the amount demanded, either through surrender of the collateral previously pledged by him or through other means satisfactory to Fleet and/or Mechanics, as the case may be. In the event Mr. Rothstein elects to personally satisfy the demanded amount, the Company has agreed to reimburse Mr. Rothstein for the full amount of such payment on the earlier of the closing of the maximum offering, subsequent debt financing or March 3, 2001.

           In December 1996, the Company borrowed $50,000 from First Southern Bank ("FSB"). Such amount is payable on April 9, 1999 and bears interest at a rate of 7.25% payable annually. The Company is currently negotiating for an extension of the maturity date of such loan. The Company's indebtedness to FSB is secured by personal assets pledged by Mr. Rothstein in the form of a certificate of deposit in the amount of $50,000. This debt is to be repaid from the proceeds of the maximum offering.

           The Company also maintains $1,000,000 unsecured lines of credit with both International Caribbean Trust Ltd., a Turks and Caicos Islands trust, and Prometheus Trust, a Gibraltar trust, and a $250,000 unsecured line of credit with the Butterfly Trust, a Turks and Caicos Islands trust. These trusts are lending institutions on their respective islands, but are not banks. All lines of credit are personally guaranteed by Messrs. Roncari and Rothstein.
The line of credit from the Butterly Trust is additionally guaranteed by Messrs. Perl and Findley. As of December 31, 1998 the Company had drawn down $455,000 from International Caribbean Trust Ltd. and $325,000 from Prometheus Trust. All three lines of credit carry a 10% interest rate and are due no later than June 30, 2001. Principal and interest under the line of credit from the Butterfly Trust are payable earlier to the extent of the Company's gross profits (gross receipts less cost of goods sold), as determined on a monthly basis. Advances are at the discretion of the lenders.

           The Company's capital requirements have been and will continue to be significant. The Company has been dependent on the sales of its securities to private investors, as well as on capital contributions and loans from affiliates and certain financial institutions guaranteed by certain stockholders of the Company. During the period from inception through December 31, 1998, the Company raised capital through such means in the estimated aggregate amount of $6,135,000.

           The Company is dependent on and intends to use the proceeds of the Offering to continue the implementation of its proposed plan of operation.
The Company anticipates, based on assumptions relating to its current operations (including assumptions regarding the Company's ability to meet its current marketing objectives and the timing and costs associated therewith), that the proceeds of the Offering, together with projected cash flow from operations, will be sufficient to fund the Company's operations and capital requirements for at least twelve months following the closing of the minimum offering. In the event that the Company's plans change, its assumptions change or prove to be inaccurate of the proceeds of the Offering prove to be insufficient to fund operations (due to unanticipated expenses, technical difficulties, problems or otherwise), the Company would be required to seek additional financing sooner than currently anticipated. There can be no assurance that the proceeds of the Offering will be sufficient to permit the Company to successfully further develop and commercialize the Company's smart card technology or that any assumptions relating to the Company's operations will prove to be accurate. In addition, any implementation of the Company's business plans subsequent to the twelve month period following the Offering may require proceeds greater than the proceeds of the Offering or otherwise currently available to the Company. There can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all. Further, if the closing of the Offering is delayed, the Company may not have sufficient capital to fund operations and the anticipated expenses of the Offering. Although the Company believes it may be able to raise at least a portion of the Company's future financing requirements for such period among the officers, directors and/or stockholders of the Company, no officer, director or stockholder of the Company has made any further commitment to the Company to provide any portion of the Company's future financing requirements and there are no assurances that any officer, director or stockholder will do so. Any inability to obtain additional financing when needed may have a material adverse effect on the Company, including requiring the Company to curtail its activities and possibly causing the Company to cease its operations. To the extent that the Company finances its operations through the issuance of additional equity securities, any such issuance would result in dilution of the interests of the Company's then-existing stockholders. At some future date, the Company intends to offer up to approximately $30 million in debt financing, to be negotiated by Beter. There can be no assurance that such additional financing, or any other additional financing, will be available to the Company on commercially reasonable terms, or at all. Further, if such additional financing is attempted, there can be no assurance that such additional financing, or any other additional financing, will be successful. To the extent that the Company incurs indebtedness or issues debt securities, the Company will be subject to all of the risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness.

Possible Fluctuations in Operating Results

           The sales cycle for a prospective System Sponsor is expected to commence at the time the prospective System Sponsor demonstrates an interest in purchasing a smart card system from the Company or issues a request for a proposal or information or takes similar action and ends upon the installation of a smart card system for the System Sponsor. The sales cycle will vary by System Sponsor and could extend for periods of up to twelve months or more, depending upon, among other things, the time required by the System Sponsor to complete a pilot test of the Company's smart card system, make a determination regarding an acquisition thereof and negotiate payment terms with the Company. The Company's operating results could vary from period to period as a result of this fluctuation in the length of the Company's sales cycle and as a result of fluctuations in the purchasing patterns of potential System Sponsors, technological factors, variations in marketing strategies for different target markets and non-recurring smart card system sales.

ITEM 7.               FINANCIAL STATEMENTS

           The information required by this item is incorporated by reference to the Financial Statements set forth on pages F-1 through F-20 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not applicable.

                                                                      PART III

ITEM 9.            DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

           The current directors and executive officers of the Company are as follows:

Name                  Age                  Position

Lawrence O. Perl      56        Chief Executive Officer, Chairman of the Board &
                                Director
Raymond Findley, Jr.  50        President, Chief Operating Officer & Director
Frank S. Fuino, Jr.   52        Chief Financial Officer & Vice President of
                                Finance
Robert H. Dixon       38        Vice President of Technical Operations
Lilly Beter           64        Secretary & Director
Harold Rothstein      76        Director
Raymond A. Roncari    74        Director
Bruce R. Bonadies     56        Director
Gordon W. Walker      57        Director


           Lawrence O. Perl, a co-founder of the Company, has served as Chairman of the Board and Chief Executive Officer and a director of the Company since its inception. From April 1993 to June 1994, Mr. Perl served as Chief Executive Officer and a director of McKinnie Systems, Inc. ("McKinnie"), a privately held supplier of computerized management information systems to the pari-mutuel industry. From September 1984 through March 1993, Mr. Perl served as a financial consultant for Roncari Industries, Inc., a privately held producer of quarry, asphalt and concrete products. In addition, since
August 1977, Mr. Perl has served as President of Lawrence Owen
Associates, Inc., a privately held hotel and financial consulting firm, and, since 1978, has been affiliated with other privately held entities engaged in hotel ownership and management.

           Raymond Findley, Jr., a co-founder of the Company, has been President, Chief Operating Officer and a director of the Company since its inception. From June 1990 to May 1994, Mr. Findley served as President and Chief Executive Officer of Phoenix DataCrypt Systems, Inc., a privately held designer and developer of smart card-based technology and business applications. From September 1988 to April 1990, Mr. Findley was President and Chief Executive Officer of British Telecom CBP, Inc., a developer and marketer of financial telecommunications and trading systems.

           Frank S. Fuino, Jr. was appointed as the Company's Chief Financial Officer and Vice President of Finance on August 4, 1998. From January 1996 to July 1998, Mr. Fuino was Senior Vice President and Chief Financial Officer of Mayor's Jewelers, Inc. From June 1988 to December 1995, Mr. Fuino was both an independent consultant providing financial services and a reorganization and management specialist for various corporations, most recently as Executive Vice President of Finance and Chief Financial Officer of Jan Bell
Marketing, Inc., a position he held from May 1993 to May 1995. In prior years, Mr. Fuino served in various capacities, including Vice President and Treasurer for Allied Stores Corporation from May 1977 to September 1987.

           Robert H. Dixon has been Vice President of Technical Operations of the Company since July 1994. From September 1987 to July 1994, Mr. Dixon was employed as software manager of McKinnie and from April 1984 to August 1987 Mr. Dixon was employed as computer programmer by Tri-State Lighting, Inc., a privately held lighting fixture manufacturer.

           Harold Rothstein, a co-founder of the Company, has been a director of the Company since January 1996. In 1967, Mr. Rothstein founded Utility Development Corporation, a Connecticut-based privately held general contracting firm which is primarily engaged in building federally insured multi-family and low-income housing. Mr. Rothstein has served as the Chief Executive Officer of Utility Development Corporation since its inception.

           Raymond A. Roncari, a co-founder of the Company, has been a director of the Company since January 1996. From 1979 to July 1995, Mr. Roncari served as the President and Chief Executive Officer of Roncari Industries, Inc., thereafter serving as President and Chief Executive Officer of Tilcon-Roncari, Inc., a partial successor-in-interest to Roncari
Industries, Inc. until January 1997, at which time he retired. Mr. Roncari continues to serve as President and Chief Executive Officer of Roncari Industries, Inc. Mr. Roncari has also served as Chairman, President and Chief Executive Officer of Roncari Development Co., a real estate development company, since 1970 and of Roncari Associates, Inc., a cargo facilities company, since 1980. In addition, from 1965 to 1985, Mr. Roncari served as a director and Chairman of the Executive Committee of the Northern Connecticut National Bank-Windsor Locks.

           Lilly Beter, Secretary and member of the Board since December 31, 1997, is President of Lilly Beter Capital Group, Ltd., with offices in Washington, D.C., Minneapolis, Minnesota and Century City, California. She co-founded the firm over thirty years ago with her late husband, with whom she was also associated in his law practice, providing government representation to clients. Ms. Beter represents companies doing business in the Pacific Rim, South America, Europe and the Caribbean. She is a member of the American
League of Lobbyists and the American Arbitration Association.

           Bruce R. Bonadies, a member of the Board since December 31, 1997, retired in March 1998 from his position as Vice President, Business Development of Marriott Health Care Services, a division of Marriott International.
Mr. Bonadies has held numerous positions with various Marriott companies since 1977, including Senior Vice President of National Food Services and
Facilities, Vice President of Sales and Vice President of Area Sales, and Director of Sales, and is currently president of Brandon Scott Associates, LLC, a recently formed sales training and consulting company.

           Gordon W. Walker became a director of the Company in February 1997. Mr. Walker served as counsel to Miller Thomson, a Toronto, Ontario law firm. From 1978 to 1985, Mr. Walker held various government cabinet positions for the Province of Ontario, including Minister of Correctional Services, Provincial Secretary for Justice, Minister of Industry and Trade, and Minster of Consumer and Commercial Relations. Between 1971 and 1985, Mr. Walker served three terms as a member of the Ontario legislature.

           Executive officers serve at the discretion of the Board. Directors of the Company hold office until the expiration of the term for which they are elected and until their respective successors have been elected and qualified, or until their prior death, resignation or removal. The Board is classified into three classes of directors, with each class serving a staggered three-year term. Messrs. Bonadies and Findley and Ms. Beter are Class I directors, Messrs. Roncari and Walker are Class II directors, and Messrs. Perl and Rothstein are Class III directors. The terms of the Class I, Class II and Class III directors will expire at the annual meetings of stockholders to be held in 2000, 2001, and 1999, respectively. The Company reimburses the directors for reasonable travel expenses incurred in connection with their activities on behalf of the Company, but does not pay its directors any fees for Board participation (although it may do so in the future). Pursuant to the Nonemployee Directors' Stock Option Plan, non-employee directors will automatically be granted each year, on the date of the Company's annual meeting of stockholders, Non-incentive Options (as hereinafter defined) to purchase 3,863 shares of Common Stock of the Company at an exercise price equal to the fair market value thereof on the date of grant.



ITEM 10.              EXECUTIVE COMPENSATION

           The following table sets forth certain information regarding the compensation in each of the last three fiscal years paid to the person who served as the Company's Chief Executive Officer and to the other officers of the Company who earned $100,000 or more during such periods.

                                                      Summary Compensation Table

                        Long-Term Compensation
                   Annual Compensation             Awards      Payouts


Name &    Year   Salary    Bonus Other  Restricted Securities  LTP     All Other
Principal        $         ($)   Annual Stock      Underlying  Payouts Comp.
Position                         Comp.  Award(s)   Options     ($)     ($)
                                        ($)        SARs
Lawrence
O. Perl
Chief
Executive
Officer   1998   112,500(1) -    -      -          -            -       -
          1997   156,000(2) -    -      -          -            -       -
          1996   200,000(3) -    -      -          -            -       -
          1995   192,308    -    -      -          -            -       -

Raymond
Findley,
Jr.
President
and Chief
Operating
Officer   1998   176,000(1) -    -      -           -           -       -
          1997   189,955(2) -    -      -           -           -       -
          1996   200,000(3) -    -      -           -           -       -
          1995   192,308    -    -      -           -           -       -



Frank S.
Fuino Jr.
Vice
President
and Chief
Financial
Officer   1998   160,000(4) -    -      -        92,700(5)      -       -


___________

<F1>
(1) Does not include $137,500 and $74,000 in accrued but unpaid salary payable to each of Messrs. Perl and Findley, respectively.
<F2>
(2) Does not include $94,000 and $60,045 in accrued but unpaid salary to each of Messrs. Perl and Findley, respectively.
<F3>
(3) Does not include $50,000 in accrued but unpaid salary payable to each of Messrs. Perl and Findley.
<F4>
(4)           Mr. Fuino's employment with the Company commenced August 4, 1998.
              The salary actually paid to him by the Company for 1998 equals $60,000.
<F5>
(5) Although 92,700 options were granted to Mr. Fuino during 1998, only 23,175 of stock options are exercisable during 1998.

                                          OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                          (Individual Grants)


                              Percent of Total
                              Options/SARs
      Number of Securities    Granted to
      Underlying Options/     Employees         Exercise or Base
      SARs Granted (#)        in Fiscal Year    Price ($/Sh)     Exp. Date
Name

Frank  92,700                  34.6%            $11.00            August 4, 2008
S.
Fuino
Jr.

Employment Agreements

              Each of the Company's officers, with the exception of Ms. Beter, has executed a five-year employment agreement to be effective upon closing of the Offering. The agreements provide for base annual salaries of $250,000 for each of Messrs. Perl and Findley, $200,000 for Mr. Dixon, and $160,000 (increasing to $175,000 during the fourth and fifth years of the term) for Mr. Fuino, plus the right to participate in any incentive bonus plan which may be established in the future. Each such officer can be terminated by the Company for cause with notice and an opportunity to be heard, or without cause, upon ninety days notice and payment of severance equal to the greater of one year's base annual salary or the total salary payable for the balance of the term, plus a pro-rata portion of any bonus due such officer for such year. Each of the agreements contain prohibitions on the disclosure of confidential information and covenants not to compete with the Company which survive any such termination.

Advisor to the Board

              The Company has secured the services of Dr. Mary Mundinger as advisor to the Board. Dr. Mundinger currently holds the position of Dean and Professor at the School of Nursing, as well as an Associate Dean in the Faculty of Medicine, at Columbia University in New York. She sits as a consultant and advisor to various state and federal commissions including: The Federally Commissioned Committee to advise the Department of Veteran Affairs on Innovations in Nursing, 1997; The White House Steering Committee on Health, 1996; Co-Chair of the International Society of Technology Assessment in Health Care, Nursing and Technology Assessment Panel, 1993; and the Health
Professions Review Group, appointed by President Clinton to review proposals of the Health Reform Task Force, 1993. She has authored two books on nursing and healthcare, as well as numerous articles in various nursing journals and magazines. Dr. Mundinger is also on the Boards of Directors of Cell Therapeutics, Inc., and United Healthcare. Her contacts and experience are expected to be instrumental in promoting smart card technology in the healthcare industry.

Other Key Employee

              Robert J. Cartagine, a 1984 graduate of New York University with a Business Administration degree and a 1985 graduate of the New York Institute of Technology with a Sales Management degree, brings several years of sales experience to the Company as its Director of Sales. He has developed training syllabuses for the Regional Bell Operating Companies and was employed for several years with Nynex, New York Telephone, Bell Atlantic and New Jersey
Bell as Northeast Regional Sales Director. Mr. Cartagine performed sales services for the Company on a contract basis beginning in February 1998 and became a regular employee in April 1998.

1996 Stock Option Plan

              In order to attract, retain and motivate employees (including officers), directors, consultants and other persons who perform substantial services for or on behalf of the Company, the Company has adopted the 1996 Stock Option Plan (the "Stock Option Plan"). Pursuant to the Stock Option Plan, stock options covering an aggregate of 417,150 shares of the Company's Common Stock may be granted to the foregoing persons. Under the Stock Option Plan, "incentive stock options" ("Incentive Options") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), may be granted to employees (including officers), and non-incentive stock options ("Non-incentive Options") may be granted to any such employee and to other persons (including directors) who perform substantial services for or on behalf of the Company. Incentive Options and Non-incentive Options are collectively referred to herein as "1996 Options."

              The Stock Option Plan is administered by the Board or, at its discretion, by the Compensation Committee. The Board or the Compensation Committee have complete authority to administer and interpret the Stock Option Plan, to determine the terms upon which 1996 Options may be granted, to prescribe, amend and rescind such interpretations and determinations and to grant 1996 Options. The Board or the Compensation Committee has the power to terminate or amend the Stock Option Plan from time to time in such respects as it deems advisable, except that no termination or amendment shall materially adversely affect any outstanding Option without the consent of the grantee, and the approval of the Company's stockholders will be required in respect of any amendment which would (i) change the total number of shares subject to the Stock Option Plan or (ii) change the designation or class of employees or other persons eligible to receive Incentive Options or Non-incentive Options.

              The price at which shares covered by a 1996 Option may be purchased pursuant thereto shall be no less than the par value of such shares and no less than the fair market value of such shares on the date of grant (the "Fair Market Value"); provided, however, that in the case of Incentive Options, if the optionee directly or indirectly beneficially owns more than ten percent (10%) of the total combined voting power of all of the outstanding voting stock of the Company (a "10% Holder"), the purchase price shall not be less than one hundred ten percent (110%) of the Fair Market Value on the date of grant. The Fair Market Value will generally be equal to the last sale price quoted for shares of Common Stock on Nasdaq on the date of grant. The purchase price of shares issuable upon exercise of an option may be paid in cash or by delivery of shares with a value equal to the exercise price of the option. The Company may also loan the purchase price to the optionee, or guarantee third-party loans to the optionee, on terms and conditions acceptable to the Board or the Compensation Committee.

              In the event the aggregate fair market value of the shares of Common Stock (determined at the time the option is granted) with respect to which Incentive Options are exercisable for the first time by the optionee during any calendar year (under all such option plans maintained by the Company) exceeds $100,000, then only the first $100,000 of such shares so purchased will be treated as Incentive Options and any excess over $100,000 so purchased shall be treated as Non-incentive Options (the "$100,000 Limitation"). This rule shall be applied by taking 1996 Options into account in the order or sequence in which they were granted.

              The number of shares covered by an option is subject to adjustment for stock splits, mergers, consolidations, combinations of shares, reorganiz-ations and recapitalizations. The 1996 Options are generally non-transferable except by will or by the laws of descent and distribution, and in the case of employees, with certain exceptions, may be exercised only so long as the optionee continues to be employed by the Company. If the employee dies or becomes disabled, the right to exercise the Option, to the extent then vested, continues for specified periods. 1996 Options may be exercised within a period not exceeding ten years from the date of grant, except that the term of any Incentive Options granted to a 10% Holder may not exceed five years from the date of grant. The terms of Incentive Options are subject to additional restrictions provided by the Stock Option Plan.

              As of December 31, 1998, Employee Incentive Options to purchase an aggregate of 248,745 shares of Common Stock were outstanding under the Stock Option Plan, including 77,250 shares to Robert Dixon and 92,700 shares to Frank S. Fuino, Jr., both officers of the Company; plus 15,450 shares to Robert Cartagine and 1,545 shares to Phyllis Burke, both employees of the Company. All of such Incentive Options will be exercisable at a per share price equal to $7.77, with the exception of the Incentive Options granted to Mr. Fuino, Mr. Cartagine and Ms. Burke, all of whose Incentive Options will be exercisable at a per share price equal to $11.00, and will vest in annual installments of twenty-five percent (25%) beginning on the date of grant.

              Shares subject to 139,050 of the 1996 Options, including the 1996 Options held by Mr. Dixon, are exercisable at a price of $7.77 per share. Shares subject to the remaining 109,695 1996 Options, including the 1996 Options held by Mr. Fuino, are exercisable at a per share price equal to $11.00. The right to exercise all 1996 Options vests in annual installments of twenty-five percent (25%) commencing on the date of grant. All 1996 Options are Incentive Options except for 25,772 of the 1996 Options held by Mr. Dixon and 56,340 of the 1996 Options held by Mr. Fuino, which are Non-Incentive Options. The Non-Incentive Options held by Mr. Dixon and Mr. Fuino are Non-Incentive Options due to the $100,000 Limitation.

Nonemployee Directors' Stock Option Plan

              In order to attract and retain the services of non-employee members of the Board of Directors and to provide them with increased motivation and incentive to exert their best efforts on behalf of the Company by enlarging their personal stake in the Company, the Company has adopted the Nonemployee Directors' Stock Option Plan (the "Directors' Plan"). Pursuant to the Directors' Plan, stock options covering an aggregate of 46,350 shares of the Company's Common Stock may be granted to such non-employee directors.

              Pursuant to the Directors' Plan, each member of the Board of Directors of the Company who is not an employee of the Company (or a subsidiary) (a "Nonemployee Director") and who is elected or re-elected as a director of the Company by the stockholders at any annual meeting of stockholders commencing with the first annual meeting in 1999 will receive, as of the date of each such election or re-election, options to purchase 3,863 shares of the Company's Common Stock at the fair market value thereof on the date of grant.
In addition, each Nonemployee Director shall be granted options to purchase 3,863 shares of Common Stock at each annual meeting of the Board during the term of such Nonemployee Director's directorship. All options granted under the Directors' Plan are to be Non-incentive Options.

              On February 2, 1998, each Nonemployee Director was issued an option to purchase 3,863 shares of Common Stock (aggregating 19,315 shares) at an exercise price of $7.77 per share, pursuant to the Directors' Plan.

Limitation of Liability and Indemnification

              Section 145 of the DGCL contains provisions entitling the Company's directors and officers to indemnification from judgments, fines, amounts paid in settlement, and reasonable expenses (including attorney's fees) as the result of an action or proceeding in which they may be involved by reason of having been a director or officer of the Company. In the Certificate, the Company has included a provision that limits, to the fullest extent now or hereafter permitted by the DGCL, the personal liability of its directors to the Company or its stockholders for monetary damages arising from a breach of their fiduciary duties as directors. Under the DGCL as currently in effect, this provision limits a director's liability except where such director
(i) breaches his duty of loyalty to the Company or its stockholders,
(ii) fails to act in good faith or engages in intentional misconduct or a knowing violation of law, (iii) authorizes payment of an unlawful dividend or stock purchase or redemption as provided in Section 174 of the DGCL, or
(iv) obtains an improper personal benefit. This provision does not prevent the Company or its stockholders from seeking equitable remedies, such as injunctive relief or rescission. If equitable remedies are found not be to available to stockholders in any particular case, stockholders may not have any effective remedy against actions taken by directors that constitute negligence or gross negligence.

              The Certificate and By-Laws also include provisions to the effect that (subject to certain exceptions) the Company shall, to the maximum extent permitted from time to time under the law of the State of Delaware, indemnify, and upon request shall advance expenses to, any director or officer to the extent that such indemnification and advancement of expenses is permitted under such law, as it may from time to time be in effect. At present, the DGCL provides that, in order to be entitled to indemnification, an individual must have acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the Company's best interests.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              The following table sets forth information as of the date of this report and as adjusted to reflect the sale by the Company of a minimum of 454,600 and a maximum of 648,900 shares of Common Stock offered pursuant to the Offering (assuming the completion of the Offering in either the minimum or the maximum number of shares of Common Stock) and the exercise of the options, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person who is known by the Company to beneficially own more than five percent (5%) of the outstanding shares of Common Stock, (ii) each director of the Company and
(iii) all of the Company's officers and directors as a group.

                  Shares Beneficially  Shares Beneficially  Shares Beneficially
                  Owned Before         Owned After          Owned After
                  Offering (2)         Minimum Offering     Maximum Offering

                  Number of            Number of            Number of
Name              Shares      Percent  Shares     Percent   Shares      Percent
and
Address
of
Beneficial
Owner(1)

Lawrence O.
Perl (3)          698,667     17.9%    698,667    16.0%      698,667     15.4%

Raymond
Findley           696,735     17.9%    696,735    16.0%      696,735     15.3%

Harold
Rothstein(4)    1,024,138     26.3%  1,024,138    23.5%    1,024,138     22.5%

Raymond A.
Roncari(5)        999,995     25.6%    999,995      23%      999,995     22.0%

Lilly
Beter(6)            3,863      0.1%      3,863     0.1%        3,863      0.1%

Bruce
Bonadies(7)         5,795      0.2%      5,795     0.1%        5,795      0.1%

Gordon
Walker(8)           3,863      0.1%      3,863     0.1%        3,863      0.1%

Joseph Basch      348,340      8.9%    348,340     8.0%      348,340      7.7%

All officers
and directors
as a group
(nine persons)  3,506,444     89.9%  3,506,444    80.5%    3,506,444     77.1%


              Lawrence O. Perl, Raymond Findley, Harold Rothstein and Raymond A.
Roncari may be deemed "promoters" of the Company, as such term is defined under the federal securities laws.


___________

<F1>
(1) The address for each such person is c/o American Card Technology, Inc., 1355 Terrell Mill Road, Building 1462, Suite 200, Marietta, Georgia 30067.

<F2>
(2) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this report upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date of this report have been exercised. Assumes 3,901,136 shares of Common Stock outstanding prior to the Offering, 4,355,736 shares of Common Stock outstanding immediately after the minimum offering and 4,550,036 shares of Common Stock outstanding immediately after the maximum offering, before any consideration is given to outstanding options, warrants or convertible securities.

<F3>
(3) Includes 696,735 shares held by the Perl Trust, a family trust for the benefit of the family of Lawrence O. Perl, of which Mr. Perl is a beneficiary. As of May 1, 1998, the Perl Trust entered into a voting trust agreement with respect to the 696,735 shares held by the Perl Trust. As of July 8, 1998 Lilly Beter has been appointed the voting trustee of such shares; such appointment shall expire April 30, 1999. Does not include 1,932 shares issuable upon exercise of warrants received in connection with the 1998 Private Placement.

<F4>
(4) Includes 908,118 shares held by the Rothstein Trust, a family trust for the benefit of the family of Harold Rothstein, and 3,863 shares issuable upon exercise of the option issued pursuant to the Directors' Plan. As of May 1, 1998, the Rothstein Trust entered into a voting trust agreement with Lilly Beter pursuant to which Ms. Beter was appointed the voting trustee with respect to the 908,118 shares held by the Rothstein Trust; such appointment shall expire April 30, 1999. Does not include 36,694 shares issuable upon exercise of warrants received in connection with the 1998 Private Placement or the 19,313 shares issuable upon exercise of his Commitment Warrants.

<F5>
(5) Includes 3,863 shares issuable upon exercise of the option issued pursuant to the Directors' Plan. Does not include 36,694 shares issuable upon exercise of warrants received in connection with the 1998 Private Placement or 19,313 shares issuable upon exercise of his Commitment Warrants. Does not include shares issuable upon exercise of an option to purchase 154,500 shares granted to Shreveport, pursuant to the Shreveport Option, which has since been assigned to Mr. Roncari.

<F6>
(6) Includes 3,863 shares issuable upon exercise of the option issued pursuant to the Directors' Plan.


<F7>
(7) Includes 3,863 shares issuable upon exercise of the option issued pursuant to the Directors' Plan. Does not include 1,931 shares issuable upon exercise of warrants received in connection with the 1998 Private Placement.

<F8>
(8) Includes 3,863 shares issuable upon exercise of the option issued pursuant to the Directors' Plan.



ITEM 12.                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              Pursuant to an agreement dated as of January 1, 1993, Shreveport Acquisition Corp. ("Shreveport"), a corporation which was founded by Lawrence
O. Perl, the Chairman of the Board and Chief Executive Officer and Raymond A. Roncari, a director of the Company, and which was owned by Mr. Perl, Mr. Roncari and Harold Rothstein, a director of the Company, but was dissolved on December 31, 1997, acquired all of the outstanding stock of McKinnie, a supplier of computerized management information systems to the pari-mutuel industry, for a purchase price of $2 million, which was paid $75,000 in cash and $1,925,000 by delivery of a one-year promissory note which was guaranteed by Mr. Roncari. Concurrently with such acquisition, McKinnie entered into an agreement (the "McKinnie License Agreement") with Amazing Controls!, Inc. and Phoenix DataCrypt Systems, Inc. ("Phoenix"), a company of which Raymond Findley, Jr., the Company's President, Chief Operating Officer and a director, was co-founder, President and Chief Executive Officer. Pursuant to the McKinnie License Agreement, Phoenix granted to McKinnie an exclusive license to use, in connection with McKinnie's management information systems, the smart card technology and computer software owned or licensed by Phoenix (including technology then licensed by Phoenix) for use in the pari-mutuel industry and McKinnie agreed to purchase all of its smart card requirements from Phoenix, a distributor of Amazing Controls!, Inc.'s smart cards.

              In May 1994, Mr. Findley severed his relationship with Phoenix in order to pursue smart card-related business opportunities with Messrs. Perl, Roncari and Rothstein. In June 1994, Messrs. Findley, Perl, Roncari and Rothstein formed the Company to develop and market smart card technology and applications. In order to pursue their business plan, Messrs. Perl, Roncari and Rothstein elected to divest themselves of control of McKinnie. In
July 1994, Shreveport sold a 51% equity interest in McKinnie to The Jockey
Club Racing Services, Inc. ("The Jockey Club"). In connection therewith, The Jockey Club agreed to cause McKinnie to transfer to the Company all of McKinnie's rights to any smart card technology, including certain software technology and all rights under the McKinnie License Agreement. The Jockey
Club purchased the balance of the McKinnie stock from Shreveport effective December 31, 1997.

              In December 1996, the Company issued to Shreveport the Shreveport Option to purchase 154,500 shares of Common Stock at an exercise price of $3.24 per share, which has since been increased to $7.77 per share and assigned to Mr. Roncari. The Shreveport Option is exercisable at any time during the five-year period commencing the earlier of January 1, 1999 or 90 days following the closing of the minimum offering. The Shreveport Option provides that upon exercise, in lieu of a cash payment, the option may be exchanged for a number of shares of Common Stock equal to (a) the total number of shares issuable upon exercise of such option for cash, minus (b) a number of shares equal to the quotient of (i) the aggregate exercise price of the exercised portion of the option, divided by (ii) the then current market price of a share of Common Stock.

              In connection with the formation of the Company in June 1994, each of the Perl Trust, Mr. Roncari, the Rothstein Trust and Mr. Findley (collectively, the "Original Stockholders") purchased 784,088 shares of Common Stock for a purchase price of $250. In January 1995, each of the Original Stockholders sold to Robert Dixon, the Company's Vice President of Technical Operations, 7,725 shares of Common Stock for a purchase price of $1,250.

              Since the inception of the Company, the Perl Trust and Messrs. Findley, Roncari and Rothstein (either individually or through the Rothstein Trust) have made the Stockholder Loans to the Company in amounts aggregating $30,177, $15,177, $1,008,854 and $1,300,747, respectively. The Stockholder Loans bear interest at ten percent (10%) per annum. Of this total amount of $2,354,955, $1,050,000 had previously been converted to equity and an additional $995,595 was converted to equity as of September 30, 1998. The remaining principal balance of the loans, together with accrued interest, are to be repaid from the proceeds of subsequent debt financing, but in no event later than January 1, 2001. In March 1995, $250,000 of the then-outstanding principal amount of the Stockholder Loans of each of Messrs. Rothstein and Roncari was recharacterized as paid-in capital of the Company. Pursuant to an agreement among the Original Stockholders, the aggregate $500,000 Capital Contribution was allocated equally among the Original Stockholders, in consideration for which Mr. Findley issued to Mr. Roncari, and the Perl Trust issued to the Rothstein Trust, Capital Contribution Notes, each in the amount of $125,000. Pursuant to the Debt Conversion which occurred upon the consummation of the 1997 Private Placement in January 1997, $12,675 of the Perl Trust's
Stockholder Loans, $12,675 of Mr. Findley's Stockholder Loans, $223,260 of
Mr. Roncari's Stockholder Loans and $301,390 of Mr. Rothstein's Stockholder Loans were converted into 3,917, 3,917, 68,988 and 93,130 shares of Common Stock, respectively. Mr. Findley and the Perl Trust subsequently transferred 38,625 shares of Common Stock to Mr. Roncari and the Rothstein Trust, respectively, in satisfaction of the indebtedness represented by the Capital Contribution Notes.

              Pursuant to an agreement dated as of July 1, 1994, the Company agreed to pay Lawrence Owen Associates, a corporation wholly owned by Mr. Perl, a monthly fee of $1,000 in consideration for the use of office space in West Hartford, Connecticut and for accounting and other general and administrative services. The Company extended this arrangement until December 31, 1997, after which time the agreement expired. Upon expiration $42,000 was due to Lawrence Owen Associates from the Company.

              From March through June 1995, Joseph D. Basch, the President, Chief Executive Officer and sole director of the Subsidiary, loaned the Company an aggregate of $300,000. The loans accrued interest at ten percent (10%) per annum and were payable on demand. In July 1996, the Company and Mr. Basch entered into an agreement pursuant to which the then-outstanding principal amount of the loans, together with accrued interest thereon of approximately $30,000, was converted into an aggregate of 370,800 shares of Common Stock.

              In January 1996, the Company sold 154,500 shares of Common Stock to Stephen S. Weisglass at a price of $.16 per share. Mr. Weisglass became a director of the Company in November 1996. In July 1997, Mr. Weisglass resigned from the Board and transferred his shares to Lilly Beter Capital Group, Ltd. Mr. Weisglass introduced the Company to Whale Securities Corp L.P. ("Whale"). Whale was thereafter retained by the Company to act as placement agent for a private placement to be followed by an initial public offering. The private placement was effected, but Whale subsequently refused to underwrite the public offering. Because of Mr. Weisglass' relationship with Whale, and the Company's dispute with Whale over Whale's failure to underwrite the public offering, the Company asked Mr. Weisglass to resign from the Board and to divest himself of his shares of Common Stock in the Company at his cost.
Mr. Weisglass did as requested.

              Mr. Rothstein has personally guaranteed all of the Company's indebtedness to Fleet and has pledged personal assets in the form of a certificate of deposit in the amount of $150,000 to secure such indebtedness; Mr. Roncari has personally guaranteed all of the Company's indebtedness to First Suffield; and Mr. Rothstein has pledged to Mechanics a certificate of deposit in the amount of $105,000 to secure the Company's indebtedness to Mechanics. In addition, Mr. Rothstein has agreed with the Company that, in the event a demand is made by Fleet with respect to the Fleet Loan and/or a demand is made by Mechanics with respect to the Mechanics Loan prior to the earlier of the closing of the maximum Offering, subsequent debt financing or March 3, 2001, he shall either (i) secure replacement financing to pay the amount so demanded or (ii) personally satisfy the amount demanded, either through surrender of the collateral previously pledged by him or through other means satisfactory to Fleet and/or Mechanics, as the case may be. In the event
Mr. Rothstein elects to personally satisfy the demanded amount, the Company has agreed to reimburse Mr. Rothstein for the full amount of such payment on the earlier of the closing of the maximum offering, subsequent debt financing or March 3, 2001. See "Management's Discussion and Analysis-Liquidity and Capital Resources."

              In December 1996, the Company borrowed $50,000 from FSB. Such amount is payable on April 9, 1999 and bears interest at a rate of 7.25% payable annually. The Company's indebtedness to FSB is secured by personal assets pledged by Mr. Rothstein in the form of a certificate of deposit in the amount of $50,000. This debt is to be repaid from the proceeds of the maximum Offering. See "Management's Discussion and Analysis-Liquidity and Capital Resources."

              The Company also maintains $1,000,000 unsecured lines of credit with both International Caribbean Trust Ltd., a Turks and Caicos Islands trust, and Prometheus Trust, a Gibraltar trust, and a $250,000 unsecured line of credit with the Butterfly Trust, a Turks and Caicos Islands trust. These trusts are lending institutions on their respective islands, but are not banks. All lines of credit are personally guaranteed by Messrs. Roncari and Rothstein.
The line of credit from the Butterly Trust is additionally guaranteed by Messrs. Perl and Findley. As of December 31, 1998 the Company had drawn down $455,000 from International Caribbean Trust Ltd. and $325,000 from Prometheus Trust. All three lines of credit carry a 10% interest rate and are due no later than June 30, 2001. Principal and interest under the line of credit from the Butterfly Trust are payable earlier to the extent of the Company's gross profits (gross receipts less cost of goods sold), as determined on a monthly basis. Advances are at the discretion of the lenders. See "Management's Discussion and Analysis-Liquidity and Capital Resources."

              In January 1997, pursuant to the 1997 Private Placement, the Company completed the sale to 23 private investors (including Lawrence O. Perl, an officer and director of the Company, and Mr. Roncari, Mr. Rothstein and Bruce Bonadies, all directors of the Company) of 25 1997 Units. Each 1997 Unit consisted of (i) one 1997 Bridge Note; (ii) 7,725 1997 Bridge Shares; and
(iii) 38,625 1997 Bridge Warrants. The purchase price per 1997 Unit was
$50,000. The Company received gross proceeds of $1,250,000 from the sale of the 1997 Private Placement. A total of $262,500 of the 1997 Private Placement funds was assigned to the value of the common stock and warrants, which resulted in an effective interest rate of 30% on the 1997 Bridge Notes. After payment of $125,000 in placement fees to Whale, which acted as placement agent for the Company with respect to the 1997 Private Placement, and other offering expenses of approximately $105,000, the Company received net proceeds of approximately $1,020,000 in connection with the 1997 Private Placement. The net proceeds from the 1997 Private Placement were used in connection with the Company's operations, including to fund the Company's research and development efforts, to fund its sales and marketing activities, to repay certain outstanding obligations, and for working capital and general corporate purposes. It was anticipated that the Company would shortly thereafter undertake an initial public offering underwritten by Whale pursuant to a letter of intent between the Company and Whale. However, Whale eventually declined to underwrite the initial public offering, and in July of 1997, the Company commenced exploration of alternative financing arrangements. In connection with that initiative, the Company retained Beter as a consultant to work with the Company to obtain new financing. During the course of the Company's discussions with Beter and a number of the prospective underwriters, it became evident that the structure of the 1997 Private Placement was an impediment to additional financing. In order to meet the requirements for the Company to undertake a best efforts initial public offering to be underwritten by the Underwriter, it was necessary for the Company to redeem the 1997 Units.

The Company entered into a series of option agreements dated November 19, 1997 to purchase the 1997 Units sold to investors for an aggregate of $1,250,000 in the 1997 Private Placement. The 1997 Units were redeemed with a portion of the net proceeds from the 1998 Private Placement.

              In January 1997, in connection with the 1997 Private Placement, the Company borrowed from Messrs. Perl, Rothstein and Roncari $175,000 and issued to them 1997 Bridge Notes in such aggregate principal amount, an aggregate of 27,038 1997 Bridge Shares, at the same price per share as that paid by purchasers of the 1997 Private Placement, and 135,188 1997 Bridge Warrants. Such 1997 Bridge Notes, 1997 Bridge Shares and 1997 Bridge Warrants were repurchased by the Company as part of the 1998 Private Placement.

              Between July 1997 and January 1998, Messrs. Rothstein, Roncari, and Perl provided a portion of the Stockholder Loans to the Company in the amounts of $460,000, $320,000, and $15,000, respectively. These loans were to provide the Company working capital and cover costs associated with the Offering, and except for the $15,000 payable to Mr. Perl, have been previously converted to equity and are part of the aforementioned Stockholder Loans. In addition, various employees of the Company have deferred salary totaling approximately $668,208 as of December 31, 1998. Such employees continue to defer salaries and such deferred salary amounts are to be paid, together with interest at ten percent (10%), in two parts, $50,000 at the closing of the minimum Offering and the remainder, estimated to be $748,113 as of March 31, 1999, from the proceeds of the maximum Offering, but in no event later than January 1, 2001.

ITEM 13.                   EXHIBITS AND REPORTS ON FORM 8-K

                           (a)          The financial statements described in
the Index to Financial Statements contained on pages F-1 through F-20 hereof are filed herewith as a part of this report.

                           (b)          The exhibits set forth in the Exhibit
Index on the page immediately preceding the exhibits are filed herewith as a part of this report.

                           (c)          No reports on Form 8-K were filed by the
Company during the last quarter of the fiscal year covered by this report.

                                                                     SIGNATURES

              In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    American Card Technology, Inc.



                                    By:          ______________________________
                                                 Lawrence O. Perl,
                                                 Chief Executive Officer

              In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated.

Name                                Title                         Date

/s/ Lawrence O. Perl                Chief Executive Officer,
Lawrence O. Perl                    Chairman of Board             April 12, 1999

/s/ Raymond Findley, Jr.            President, Chief Operating
Raymond Findley, Jr.                Officer, Director             April 12, 1999

/s/ Frank S. Fuino, Jr.
Frank S. Fuino, Jr.                 Chief Financial Officer       April 12, 1999

/s/ Harold Rothstein
Harold Rothstein                    Director                      April 12, 1999

/s/ Raymond Roncari
Raymond Roncari                     Director                      April 12, 1999

/s/ Lilly Beter                     Corporate Secretary,
Lilly Beter                         Director                      April 12, 1999

/s/ Bruce R. Bonadies
Bruce R. Bonadies                   Director                      April 12, 1999

/s/ Gordon W. Walker
Gordon W. Walker                    Director                      April 12, 1999

                                                                  EXHIBIT INDEX

Exhibit
Number         Description of Document

3.1           Articles of Incorporation. (1)
3.2           By-Laws. (1)
3.2.1         Amended By-laws. (1)
4.1           Sample Certificate for Common Stock. (1)
9.1           Voting Trust Agreement for Lawrence O. Perl. (1)
9.1.1         Amended, Voting Trust Agreement for Lawrence O. Perl. (1)
9.2           Voting Trust Agreement for Harold Rothstein. (1)
10.1          Amended Employment Agreement between the Company and
              Lawrence O. Perl. (1)
10.2          Employment Agreement between the Company and Raymond
              Findley, Jr. (1)
10.3          Amended Employment Agreement between the Company and Robert H.
              Dixon. (1)
10.3.1        Employment Agreement between the Company and Frank S.
              Fuino, Jr. (1)
10.4          Escrow Agreement, Bank of New York. (1)
10.4.1        Amended Escrow Agreement, Bank of New York, Dated August 24,
              1999. (1)
10.4.2        Amended Escrow Agreement, Bank of New York, Dated
              February 5, 1999. (1)
10.7.1        Subscription Agreement. (1)
10.7.2        Stock Option Agreement (warrant), Chapman Group, LLC. (1)
10.7.2.1      Amended, Stock Option Agreement (warrant), Chapman Group, LLC. (1)
10.7.3        Stock Option Agreement (warrant), Harold Rothstein. (1)
10.7.3.1      Amended, Stock Option Agreement (warrant), Harold Rothstein. (1)
10.7.4        Stock Option Agreement (warrant), Raymond Roncari. (1)
10.7.4.1      Amended, Stock Option Agreement (warrant), Raymond Roncari. (1)
10.8.1        Stock Option Agreement for non-employees and Amendment,
              Lilly Beter. (1)
10.8.2        Stock Option Agreement/non-employees and Amendment, Harold
              Rothstein. (1)
10.8.3        Stock Option Agreement/non-employees and Amendment, Raymond
              Roncari. (1)
10.8.4        Stock Option Agreement for non-employees and Amendment,
              Bruce Bonadies. (1)
10.8.5        Stock Option Agreement for non-employees and Amendment,
              Gordon Walker. (1)
10.8.6        1996 Nonemployee Director's Stock Option Plan. (1)
10.8.6.1      Amended, 1996 Nonemployee Director's Stock Option Plan. (1)
10.8.7        1996 Stock Option Plan for Employees. (1)
10.8.7.1      Amended, 1996 Stock Option Plan for Employees. (1)
10.8.8        Amended Director Loan Agreement, Harold Rothstein. (1)
10.8.9        Amended Director Loan Agreement, Raymond Roncari. (1)
10.9.1        Amended Agreement with SoftChip Israel Ltd. and the
              Company.(1)
10.9.1.1      Amended, Agreement with SoftChip Israel Ltd. and the Company. (1)
10.9.1.2      Amended Technology Purchase Agreement.
10.9.2        Agreement with SoftChip Technology (3000) Ltd. and the
              Company. (1)
10.9.2.1      Agreement with SoftChip Technology (3000) Ltd. and the
              Company. (1)
10.9.3        Stock Option Agreement and Amendment, Shreveport Acquisition
              Corp. (1)
10.9.3.1      Amended, Stock Option Agreement, Amendment and Second Amendment,
              Shreveport Acquisition Corp. (1)
10.9.4        Amended, Stock Option Agreement for employee, Robert
              Dixon.(1)
10.9.5        Amended, Stock Option Agreement for employee, Michael
              Pate.(1)
10.9.6        Amended, Stock Option Agreement for employee, Robert
              Patten.(1)
10.9.7.1      Amended, Stock Option Agreement for employee, Shawn Nixon. (1)
10.9.7.2      Amended, Stock Option Agreement for employee, Jeremy Zela. (1)
10.9.7.3      Stock Option Agreement for employee, Phyllis Burke. (1)
10.9.8        Stock Option Agreement for employee, Robert Cartagine. (1)
10.9.9        Stock Option Agreement for employee, Frank S. Fuino, Jr. (1)
10.10.1       Loan Agreement between the Company and Prometheus Trust. (1)
10.10.2       Promissory Note between the Company and Prometheus Trust. (1)
10.10.3       Loan Agreement between the Company and International Caribbean
              Trust, Ltd. (1)
10.10.4       Promissory Note between the Company and International Caribbean
              Trust, Ltd. (1)
10.10.5       Articles of Incorporation of Animal Passports, Inc. (1)
10.10.6       Bylaws of Animal Passports, Inc. (1)
10.10.7 Consent of BOD, of Animal Passports Inc., acting in lieu of first meeting. (1)
   27.0       Financial Data Schedule.
   99.1       Dual Smart Card Access, Patent Number # TX 3-639-032 for the
              Company. (1)
   99.2       Amended Rothstein personal guarantee. (1)
   99.3       Database Services Agreement and Addendum (Florida). (1)
   99.4       Falcetta, Wachtel & Knochenhauer, LLC regarding the Company. (1)

<F1>
              (1) Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-52169).

/TABLE

                                                INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE

Report of Independent Certified Public Accountants                          F-2

Consolidated Balance Sheets as of December 31, 1998                         F-3

Statements of Operations for the Years Ended December 31, 1998 and 1997     F-4

Statements of Stockholders' Deficit for the Years Ended December 31, 1998,
1997, 1996, 1995 and 1994                                                   F-5

Statements of Cash Flows for the Years Ended December 31, 1998 and 1997     F-6

Summary of Significant Accounting Policies                                  F-8

Notes to Financial Statements                                               F-12

                                              American Card Technology, Inc.

                                                            Financial Statements

                                        Years Ended December 31, 1997 and 1998
                     Period from June 21, 1994 (inception) to December 31, 1998

Report of Independent Certified Public Accountants

To the Board of Directors
American Card Technology, Inc.

We have audited the accompanying balance sheet of American Card Technology, Inc. (a development stage company) as of December 31, 1998, and the related statements of operations and cash flows for the years ended December 31, 1997 and 1998 and for the period from June 21, 1994 (inception) to December 31, 1998, and the statements of stockholders' deficit for each of the years (period) from June 21, 1994 (inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Card Technology, Inc. as of December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1998 and for the period from June 21, 1994 (inception) to December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's dependence on outside financing, lack of existing commitments from lenders to provide necessary financing, lack of sufficient working capital, and losses since inception raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                BDO Seidman, LLP


Atlanta, Georgia
March 5, 1999

                             American Card Technology, Inc.
                             (a development stage company)

                                      Balance Sheet
                                    December 31, 1998

                                           Assets

Current
   Cash                                                           $    137,130
   Accounts receivable                                                 169,505
   Inventory                                                           151,703
   Prepaid expenses and other current assets                            10,533

Total current assets                                                   468,871

Equipment, net of accumulated depreciation of $108,934                  93,681

Other assets:
   Software development costs, net                                     113,348
   Deferred registration and debt costs                                662,717
   Other                                                                 7,820

                                                                $    1,346,437

                          Liabilities and Stockholders' Deficit

Current:
   Accounts payable                                             $      806,439
   Accrued interest expense                                            525,984
   Accrued salary and benefits                                         727,164
   Other accrued expenses                                               52,000
   Deferred revenue                                                    196,547
   Notes payable to banks (Note 2)                                     600,000

Total current liabilities                                            2,908,134

Notes payable to stockholders (Note 3)                                 309,361

Bridge financing notes payable (Note 4(b))                             925,000

Notes payable (Note 2)                                                 780,000

Total liabilities                                                    4,922,495

Commitments and contingencies (Notes 1, 5 and 7)

Stockholders' deficit (Note 8):
 Preferred stock, $.001 par value - shares authorized 1,000,000; none issued
 Common stock, $.001 par value - shares authorized 20,000,000;
   issued and outstanding 3,901,136                                      3,901
 Additional paid-in capital                                          5,352,925
 Accumulated deficit during the development stage                   (8,932,884)

Total stockholders' deficit                                         (3,576,058)

                                                                $    1,346,437
See accompanying summary of significant accounting policies and notes to financial statements.

                                                 American Card Technology, Inc.
                                                   (a development stage company)

                                                        Statements of Operations
<CAPTION
                                                    Period from
                                                    June 21, 1994
                             December 31,           (inception) to
                                                    December 31,
-------------------------------------
                               1997             1998          1998

Revenues                       $    76,912      $   253,092     $   430,510
Costs of sales                      86,995          263,200         435,094

Gross profit (loss)                (10,083)         (10,108)         (4,584)

Expenses

General and administrative       1,176,885        1,622,264       4,807,893
Research development               260,000          655,718       1,262,295
Write-off of license fee (Note 5)        -                -         168,000
Interest and financing costs,
  net (Notes 2 and 3)            1,065,240        1,714,014       2,952,612

                                 2,502,125        3,991,996       9,190,800

Net loss                       $(2,512,208)     $(4,002,104)    $(9,195,384)

Basic loss per share           $      (.62)     $     (1.02)

Weighted average number
of shares outstanding            4,040,705        3,915,709

        See accompanying summary of significant accounting policies and notes to financial statements.

                                                American Card Technology, Inc.
                                                   (a development stage company)

                                             Statements of Stockholders' Deficit

            Period from June 21, 1998 (inception) to December 31, 1998
                                                      Accumulated
                                                      deficit
            Common stock   Additional  Stock          during the
                           paid-in     subscriptions  development
          Shares  Amount   capital     receivable     stage        Total

Issuance
of
shares
to
founders 3,136,350 $ 3,136 $  (2,136)  $   (250)    $      -       $         750

Net loss         -       -         -          -     (434,545)          (434,545)

Balance,
December
31,
1994     3,136,350   3,136    (2,136)      (250)    (434,545)          (433,795)


Capital
contribution
(conversion
of loan)         -       -   500,000           -            -            500,000

Net loss         -       -         -           -  (1,021,610)        (1,021,610)

Balance,
December
31,
1995     3,136,350   3,136   497,864       (250)  (1,456,155)          (955,405)

Issuance
of
shares     185,400     186    29,814    (30,000)            -                  -

Issuance
of
shares
for debt   370,800     371   329,629           -            -            330,000

Net loss         -       -         -           -  (1,224,917)        (1,224,917)

Receipt
of stock
subscrip-
tions            -       -         -        250             -                250

Balance,
December
31,
1996     3,692,550   3,693   857,307   (30,000)   (2,681,072)        (1,850,072)

Shares
and
warrants
issued
in
connection
with the
first
bridge
financing
(Note
  4(a))   193,125    193    262,307          -             -             262,500

Issuance
of
shares
for debt  169,950    170    549,830          -             -             550,000

Net loss        -      -          -          -   (2,512,208)         (2,512,208)

Balance,
December
31,
1997    4,055,625  4,056  1,669,444   (30,000)   (5,193,280)         (3,549,780)

For-
feiture
of
shares  (154,500)  (154)   (24,846)    25,000              -                   -

Receipt
of
stock
sub-
scriptions      -      -          -     5,000              -               5,000

Shares
and
warrants
redeemed
in
connection
with
the first
bridge
financing
(Note
4(a))  (193,125)   (193)  (262,307)         -       262,500                    -

Shares
and
warrants
issued
in con-
nection
with
second
bridge
financing
(Note
 4(b))  115,886      116    899,884         -             -              900,000

Issuance
of
shares
for
services
rendered 38,625       38    300,078         -             -              300,116

Issuance
of
shares
for
loan
commit-
ment     38,625       38    300,078         -             -              300,116

Contri-
buted
sha-
res   (112,300)    (112)        112         -             -                    -

Is-
suance
of
shares
for
debt    112,300      112  1,235,188         -             -            1,235,300

Capital
con-
tribution
(con-
version
of loan)      -        -  1,235,294         -             -            1,235,294

Net loss      -        -          -         -   (4,002,104)          (4,002,104)

Balance,
December
31,
1998  3,901,136   $3,901 $5,352,925      $  -  $(8,932,884)         $(3,576,058)


See accompanying summary of significant accounting policies and notes to financial statements.

                                        American Card Technology, Inc.
                                          (a development stage company)

                                             Statements of Cash Flows
                                                                Period from
                                                                June 31, 1994
                                                                (inception) to
                              December 31,                      December 31,
                          1997         1998                     1998

Cash flows from operating activities:


Net loss                  $(2,512,208)      $(4,002,104)          $(9,195,384)

Adjustments
 to reconcile
 net loss to
 net cash used in
 operating activities:

    Depreciation and
    amortization                71,726           115,206               222,281
    Amortization of
    deferred financing
    costs                      220,417            91,703               312,120
    Issuance of debt
    for services
    rendered                         -                 -                72,774
    Issuance of stock
    for services rendered            -           300,116               300,116
    Issuance of stock for
    loan commitment                  -           300,116               300,116
    Notes receivable
    exchange for services            -             5,000                 5,000
    Deferred registration
    costs written off          352,966                 -               352,966
    Amortization of
    bridge financing
    discount                   251,563           910,937             1,162,500
    Changes in assets and
    liabilities:
     (Increase) decrease
        in assets:
       Accounts receivable     (6,730)         (162,775)             (169,505)
       Inventory                 (855)         (147,785)             (151,703)
       Prepaid expenses and
        other current assets   (6,558)             1,124              (10,533)
       Other assets              1,390             (249)               (7,820)
       Increase (decrease)
        in liabilities:
       Accounts payable            942           408,042               806,439
       Deferred revenue              -           196,547               196,547
       Accrued expenses        458,850           583,247             1,335,148

Total adjustments            1,343,711         2,601,229             4,726,446

Net cash used in
   operating activities    (1,168,497)       (1,400,875)           (4,468,938)

Cash flows from
   investing activities:
     Capital expenditures     (78,231)          (41,917)             (202,613)
     Software development
     costs                    (21,936)                 -             (226,696)

Net cash used in
   investing activities      (100,167)          (41,917)             (429,309)

Cash flows from
     financing activities:
   Issuance of common stock          -                 -                 1,000
   Deferred registration
   costs-original            (152,255)                 -             (352,966)
   Deferred registration
   costs-current             (228,912)         (433,806)             (662,718)
   Deferred financing costs  (248,644)          (63,475)             (312,120)
   Borrowings on line
   of credit                                     780,000             1,380,000
   Proceeds from the
   issuance of notes to
   stockholders                685,000         1,042,500             3,514,681
   Payments on notes to
   stockholders               (10,000)          (22,500)              (32,500)
   Payments on bridge
   financing                         -       (1,250,000)           (1,250,000)
   Proceeds from the
   issuance of bridge
   financing                 1,250,000         1,500,000             2,750,000

Net cash provided
   by financing activities   1,295,189         1,552,719             5,035,377

Net increase (decrease)
   in cash                      26,525           109,927               137,130

Cash, beginning of period          678            27,203                     -

Cash, end of period        $    27,203       $   137,130          $    137,130
Supplemental disclosures
   of cash flow information:
   Cash paid during
       the period for:
       Interest            $    53,076       $   174,320          $    251,864

       Income taxes        $         -       $         -          $          -

                                                  American Card Technology, Inc.
                                                   (a development stage company)

                                                    Statements of Cash Flows
                                                                   (concluded)



Supplemental noncash investing and financing information:
   Loans totaling $500,000 were converted into capital contributions in 1995. Notes receivable for $30,000 were obtained in 1996 in connection with the issuance of common stock.
   Loans payable of $300,000 and accrued interest of $30,000 were extinguished in 1996 with the issuance of common stock.
   Loans payable of $550,000 were extinguished in 1997 with the issuance of common stock.
   Notes receivable of $25,000 were cancelled in 1998 upon forfeiture of common stock.
   Loans payable of $2,470,594 were converted into equity in 1998.


        See accompanying summary of significant accounting policies and notes to financial statements.

                                                  American Card Technology, Inc.
                                                   (a development stage company)

                                    Summary of Significant Accounting Policies
                                                              December 31, 1998

                                                    Organization and Business

The financial statements include the accounts of American Card Technology, Inc. (a development stage company) (the "Company") and its majority-owned Canadian subsidiary, which was formed in June 1996 and whose results of operations have been immaterial through December 31, 1998. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company, a Delaware corporation, was incorporated on June 21, 1994 to design, develop and market high security, flexible multiple application smart card systems.

The Company is in the development stage and its activities to date have been limited to organizational activities including developing a business plan, hiring personnel and developing and enhancing its proprietary smart card technology and software, and it has only recently commenced the limited marketing of its smart card systems. Revenues to date, which have been received from few customers, have been limited.

Certain stock splits were effected in 1996 and 1998 (see Note 8) and reflected retroactively in these financial statements.

Revenue Recognition

The Company generally recognizes revenue upon the shipment of products or the performance of services. Revenue recognition is deferred on shipments in which customer acceptance of the product is pending final testing and approval by the customer.

Use of Estimates

In preparing the financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts payable, accrued expenses, short-term notes payable to banks and the bridge financings approximate fair value because of the short-term nature of these items. It was not considered practical to determine the current fair value of the notes payable to stockholders and affiliates.

Inventory

Inventory consists primarily of peripheral computer equipment and supplies and is valued at the lower of cost or market. Cost is determined by the average cost method.

                                               American Card Technology, Inc.
                                                  (a development stage company)

                                      Summary of Significant Accounting Policies
                                                               December 31, 1998

Equipment

Equipment is stated at cost, less accumulated depreciation. Depreciation is computed over the estimated useful lives (3 to 5 years) of the assets using declining balance methods.

Income Taxes

The Company originally elected to be treated for income tax purposes as an S corporation and, accordingly, income or losses were not subject to corporate income taxes, rather the amounts of taxable income or loss were passed through to its stockholders.

In June 1996, the Company became a C corporation. No deferred taxes resulted from this change in tax status. Deferred tax assets and/or liabilities are recorded for the expected future tax consequences of temporary differences between the tax basis and financial reporting basis of assets and liabilities. At December 31, 1998, deferred tax assets of approximately $2,850,000 relating primarily to net operating losses of approximately $6,412,000 (and which expire through 2013), have been offset by a valuation reserve since the utilization of this asset cannot be determined.

Software Development Costs

Software development costs for products and certain product enhancements are capitalized subsequent to the establishment of their technological feasibility (as defined in Statement of Financial Accounting Standards ("SFAS") No. 86) based upon the existence of working models of the products which are ready for initial customer testing. Costs incurred prior to such technological feasibility or subsequent to a product's general release to customers are expensed as incurred. During 1995, the technological feasibility of the Company's basic products was established and the Company incurred and capitalized costs totaling $226,696 through June 30, 1997. Amortization of these costs commenced on July 1, 1997 and these costs are being amortized over 3 years. Amortization expense is included in cost of sales and for the years ended December 31, 1997 and 1998 and approximated $38,000 and $76,000, respectively.

Deferred Costs

Costs associated with the first bridge financing described in Note 4(a) were deferred and were amortized, commencing in January 1997, over the life of the debt (one year).

Costs associated with the second bridge financing described in Note 4(b) were deferred and amortized, commencing in February 1998, over the anticipated life of the debt (six months).

Costs associated with an earlier planned initial public offering (totaling $352,996) were written off in 1997 when the offering did not occur and are included in interest and financing costs, net.

                                                 American Card Technology, Inc.
                                                   (a development stage company)

                                     Summary of Significant Accounting Policies
                                                             December 31, 1998


Costs associated with the Company's currently planned initial public offering have been deferred and will be charged to equity upon the successful closing of the offering or written off to expense if the offering is not successful. Costs associated with the Company's planned debt offering have been deferred and will be amortized over the life of the debt upon closing or written-off to expense if the offering is not successful.

Loss Per Common Share

Effective for the year ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share" ("SFAS 128"). In accordance with SFAS 128, the Company is required to provide basic and dilutive loss per common share information.

The basic loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding.

Diluted loss per common share is computed by dividing the net loss available to common shareholders, adjusted on an as-if-converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

For the years ended December 31, 1997 and 1998, potential dilutive securities had an anti-dilutive effect and, accordingly, were not included in the calculation of diluted loss per common share. The assumed exercise of options and warrants may impact diluted earnings per common share in future periods.

Long-Lived Assets

Long-lived assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to their fair value. This policy is in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," which became effective for fiscal 1996. No write-downs have been necessary December 31, 1998.

                                                 American Card Technology, Inc.
                                                  (a development stage company)

                                      Summary of Significant Accounting Policies
                                                              December 31, 1998


Stock-Based Compensation

The Company accounts for its stock option awards under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount the employee must pay to acquire the stock. The Company adopted the disclosure provision of SFAS 123,"Accounting for Stock-Based Compensation" and discloses the pro forma amounts of net income and earnings per share as if the fair value based method of accounting had been applied.

                                                American Card Technology, Inc.
                                                  (a development stage company)

                                                   Notes to Financial Statements
                                                              December 31, 1998

1.            Basis of Presentation

The accompanying financial statements have been prepare assuming the Company
will continue as a going concern.   This basis of accounting contemplates the
recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations. Since inception the Company has been involved in organizational activities. The Company's ultimate ability to attain profitable operations is dependent upon obtaining additional financing adequate to complete its development activities, and to achieve a level of sales adequate to support its cost structure. Through December 31, 1998, the Company has incurred losses totalling $9,195,384 and at December 31, 1998, has deficiencies in working capital and equity of $2,439,263 and $3,576,058, respectively. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In 1996, the Company entered into a letter of intent with an underwriter for a private placement of debt and equity securities and a subsequent initial public offering of equity securities. In January 1997, a private placement was consummated (see Note 4(a)) and the Company received gross proceeds of $1,250,000. Certain debt was converted to equity upon consummation of this private placement (see Note 8). The initial public offering did not occur as originally planned, and all costs previously deferred in connection with that offering were written off

In February 1998, a second private placement was consummated (see Note 4(b)) and the Company utilized substantially all of the gross proceeds of $1,500,000 to redeem the debt incurred and accrued interest thereon from the January 1997 private placement. The Company is currently attempting to raise capital from various sources including an anticipated initial public offering ("IPO") and a debt offering. In 1997, the Company entered into a letter of intent with another underwriter for an initial public offering of equity securities. The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission that was declared effective on February 12, 1999. The public offering is being made on a "best efforts" basis with the minimum and maximum estimated net proceeds to the Company of $4,500,000 and $6,424,000, respectively. However, there can be no assurance that the Company will be successful in consummating its plans, including closing the IPO, or that such plans, if consummated, will enable the Company to attain profitable operations or continue as a going concern. In 1998, certain shareholders contributed to the Company 112,300 shares of the Company's common stock by way of a capital contribution. As of the same date, a total of $2,470,594 of debt was converted to equity and a total of 112,300 shares of the Company's common stock was issued in exchange for this debt.

                                                 American Card Technology, Inc.
                                                   (a development stage company)

                                                   Notes to Financial Statements
                                                              December 31, 1998

2.            Notes Payable

At December 31, 1998 and 1997, the Company had lines of credit with certain banks. Loans totaling $600,000 bear interest at the respective banks' prime interest rates and are due on demand or through March 1999. The Company is currently in discussions with its lenders to obtain extensions of the due dates on these loans. Borrowings of $300,000 under these lines of credit are secured by certificates of deposit of one of the Company's stockholders held by the banks. Another stockholder has guaranteed the balance of these loans.

In September 1998, the Company entered into additional unsecured lines of credit with two different Offshore Trusts for $1,000,000 each. As of December 31, 1998, loans under each of these credit lines bear interest at 10% per annum and are due June 30, 2001. The Company has drawn down an aggregate of $780,000 from these lines of credit as of December 31, 1998. Certain stockholders have guaranteed this debt.

3.            Notes Payable to Stockholders

Notes payable to stockholders' including the Director Loan Agreements mentioned below, totaling $309,361 at December 31, 1998, bear interest at 10% per annum and were originally payable on demand. The due dates of these notes have been extended to the earlier of January 1, 2001 or the closing of a subsequent debt financing. These notes have been used to finance operations. Notes totaling $500,000 were converted to equity in 1995, notes totaling $550,000 were converted to equity in January 1997 and notes totaling $1,895,594 were converted to equity in September 1998. (See "Note 8").

In February 1998, in connection with the bridge financing (see Note 4(b)), the Company entered into Director Loan Agreements with two shareholders pursuant to which each of the shareholders committed to loan $450,000 ($900,000 in total) to the Company to be used for working capital and certain costs of the anticipated IPO. In consideration for this commitment, each of the shareholders were granted 19,313 shares of common stock of the Company and warrants to purchase 19,313 shares of common stock at an exercise price of 85% of the market price of the common stock on the exercise date. The Company included $300,116 in financing costs in the year ended December 31, 1998 for these securities. Pursuant to each Director Loan Agreement, the Company shall have the right to draw down advances from each of the shareholders as funds are required. The Director Loans were converted to equity as of September 30, 1998 and accrued interests on such loans, which was at a rate of ten percent (10%) per annum, will be due and payable in full on the earlier of (i) January 1, 2001, and (ii) the closing of a debt offering by the Company.

Interest expense to stockholders totaled approximately $74,000 and $134,000 for the years ended December 31, 1997 and 1998, respectively.

                                                 American Card Technology, Inc.
                                                   (a development stage company)

                                                  Notes to Financial Statements
                                                              December 31, 1998

4.            Bridge Financing

(a) In January 1997, the Company received $1,020,000, net of costs of $230,000, through a private placement of 25 units (the "1997 Units"), at a cost of $50,000 per 1997 Unit. Each 1997 Unit consisted of:(i)an unsecured nonnegotiable promissory note in the principal amount of $50,000, bearing interest at the rate of 9% per annum, payable semi-annually in arrears, and maturing on the earlier date to occur of: (a)the first anniversary of the initial closing (the "Initial Bridge Closing") of such bridge financing; and
(b) the consummation of an IPO of the Company's securities registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended; (ii) 7,725 shares of common stock of the Company, and (iii) warrants exercisable until the fifth anniversary of the Initial Bridge Closing to purchase 38,625 shares of common stock (the "Bridge Warrant Shares") at an exercise price of $2.59 per Bridge Warrant Share, subject to adjustment in certain circumstances. A total of $262,500 of the private placement funds was assigned to the value of the common stock and warrants, which resulted in an effective interest rate of 30% on the notes.

In February 1998, the Company repurchased all of the 1997 Units and paid related accrued interest with proceeds obtained from a second private placement bridge financing (see Note 4(b)).

(b) In February 1998 the Company received $1,490,000, net of costs of $10,000, through a private placement of 30 units (the "1998 Units"), at a cost of $50,000 per 1998 Unit (each a "Bridge Note"). Substantially all of the proceeds were utilized to repurchase the 1997 Units and related accrued interest (see Note 4(a)). Each 1998 Unit consists of: (i) an unsecured nonnegotiable promissory note in the principal amount of $50,000, bearing interest at the rate of 10% per annum, payable annually in arrears, and providing for a loan fee payable upon payoff of the Bridge Note in an amount equal to $5,000 less interest accrued during the first year through the date of payoff The Bridge Note shall mature on the earlier date to occur of: (a) the third anniversary of the final closing (the "Bridge Closing") of such bridge financing; and (b) the consummation of an IPO of the Company's securities registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended; (ii) 3,863 shares of common stock of the Company and (iii) warrants exercisable until the sixth anniversary of the Bridge Closing to purchase 3,863 shares of common stock (the "Bridge Warrant Shares") at an exercise price of 80% (subsequently amended to 85%) of the market price of the Company's common stock on the exercise date per Bridge Warrant Share. A total of $900,000 of the private placement funds was assigned to the value of the common stock and warrants, resulting in a 160% effective rate on the debt. This $900,000 was reflected as interest and financing cost during the year ended December 31, 1998.

Directors (one employee and two non-employees) of the Company held $1,000,000 of the $1,500,000 Bridge Notes. In September 1998, $575,000 of the Bridge Notes were converted to equity.

                                                 American Card Technology, Inc.
                                                  (a development stage company)

                                                   Notes to Financial Statements
                                                              December 31, 1998

5.            License Agreements

(a) In 1995, the Company acquired a license for certain technology rights. The total cost was $296,000; $148,000 of which was paid upon signing the agreement and $148,000 which was payable in various amounts through December 31, 1996. Subsequent to June 30, 1996, the Company paid $20,000 under the agreement. The recoverability of this fee was in question and, in 1996, the Company determined that it would not utilize the technology acquired in this license and terminated the agreement and future obligations thereunder. The licensor agreed on December 2,1996 to waive all future obligations, including the $128,000 remaining balance of the license fee.

In 1995, the Company wrote off the portion of the license fee paid in cash ($148,000) and recorded an asset and liability for the remaining balance due under the agreement. In 1996, the asset was written off and the liability was reduced by $128,000. The balance ($20,000) was expensed.

(b) In March 1998, the Company entered into an agreement with a company located in Israel to purchase an operating system to be utilized with its smart card systems upon completion of an anticipated. initial public offering. The operating system will cost $100,000 and provides for two years of technical support and development costs of an additional $450,000 plus royalties ranging from $.125 to $.25 for each smart card sold by the Company that incorporates the operating system. In addition, commencing December 1997, the Company agreed to pay $18,000 per month for technical services related to the development of the operating system. This agreement expired on September 30, 1998. Through September 30, 1998, the Company has incurred $180,000 relating to these technical services which are included in research and development expense.

6.            Related Party Transactions

In addition to the notes payable to stockholders (see Note 3), the Company had an agreement to pay a fee of $1,000 per month to a company owned by the Company's chief executive officer (who is a major stockholder). The agreement commenced July 1, 1994 and concluded December 31, 1997, and covered accounting and various other general and administrative services performed for the Company. At December 31, 1998, $42,000, is payable to this affiliate for these services.

                                                American Card Technology, Inc.
                                                  (a development stage company)

                                                   Notes to Financial Statements
                                                              December 31, 1998

7.            Commitments

Lease

The Company rents office space in Atlanta, Georgia. Commencing December 1996, the Company entered into a new lease which provides for annual rent of approximately $36,000 through January 31, 2000.

Rent charged to operations was approximately $36,000 and $40,000 for the years ended December 31, 1997 and 1998, respectively.

Employment Contracts

As of December 31, 1998, the Company had entered into employment agreements with four of its executive officers. The agreements become effective upon the closing of the Company's IPO and provide for aggregate salaries up to $860,000 per year for a term of five years.

8.            Stockholders' Deficit

The Company's founders capitalized the Company in 1994 with $1,000. Certain stockholders either individually or through trusts have loaned funds to the Company since its incorporation. In 1995, loans totaling $500,000 were converted to capital. In connection with the consummation in January 1997 of the private placement for the financing, loans totaling $550,000 were converted to 169,950 shares of common stock ($3.24 per share) (see Note 3). As of September 30, 1998, certain shareholders contributed to the Company 112,300 shares of the Company's common stock by way of a capital contribution. As of the same date, a total of $2,470,594 of debt was converted to equity and a total of 112,300 shares of the Company's common stock was issued in exchange for this debt.

In January 1996, the Company sold 185,400 shares of stock for notes totaling $30,000. The notes bear interest at 8% per annum and were payable on July 1, 1997. In 1998, 154,500 shares of stock were returned to the Company and the related note, totaling $25,000, was forgiven. In addition, the remaining note, totaling $5,000, was exchanged with the payee for certain services, the value of which equaled the note receivable.

In July 1996, the Company issued 370,800 shares of common stock to retire the $300,000 note payable to an affiliate and related accrued interest of $30,000 ($.89 per share).

On January 2, 1996, the Company effected a split of its common stock of 4.06-for-1. On December 11, 1996, the Company (i) increased its authorized shares of common stock from 1,500 to 20,000,000; (ii) authorized 1,000,000 shares of preferred stock to be issued at the discretion of the Board of Directors;
(iii) changed the common stock from no par value to $.001 par value;

                                                 American Card Technology, Inc.
                                                   (a development stage company)

                                                   Notes to Financial Statements
                                                              December 31, 1998

and (iv) effected a split of its common stock of 2,500-for-1. On July 9, 1998, the Company effected a split of its common stock of 1.545-for-1. All share amounts have been retroactively adjusted to reflect the stock splits.

Stock Options

In December 1996, the Company granted options to acquire 154,500 shares of its common stock to an affiliate. The options had an exercise price of $3.24 per share (subsequently increased to $7.77 per share), are immediately exercisable and have a term of 10 years. The estimated fair value of these options at their date of grant was immaterial.

In December 1996, the Company adopted the 1996 Stock Option Plan, pursuant to which 417,150 shares of the Company's common stock may be granted to its employees, directors and consultants. The option exercise price will be no less than the fair value of the common stock at the date of grant. The options will include vesting provisions and generally have ten year maturity periods. The Company also adopted the 1996 Non-employee Director Stock Option Plan for its non-employee directors pursuant to which 46,350 shares of common stock may be granted.

In 1998, the Company issued, under the 1996 Stock Option Plan, 216,300 options at an exercise price of $7.77 per share and 109,695 options at an exercise price of $11.00 per share, all of which vest over four years and 19,315 options under the 1996 Non-employee Director Stock Option Plan at an exercise price of $7.77, which vested upon issuance. The fair value of the non-employee director options were immaterial.

The following summarizes stock option activity:

                                     Number of               Weighted Average
                                     Options                 Exercise Price
Outstanding, December 31, 1996       154,500                  $7.77
              Granted                      -                      -
              Exercised                    -                      -
              Forfeited                    -                      -

Outstanding, December 31, 1997       154,500                  $7.77

Outstanding, December 31, 1997       154,500                  $7.77
              Granted                345,310                   9.00
              Exercised                    -
              Forfeited              (77,250)                  7.77

Outstanding, December 31, 1998       422,560                  $8.61

                                                 American Card Technology, Inc.
                                                  (a development stage company)

                                                   Notes to Financial Statements
                                                               December 31, 1998

Options exercisable at December 31, 1998 were as follows:


                                        Weighted
                                        Average
              Number of                 Exercise              Option
              Options                   Price                 Price


              208,577                   $      7.77           $  7.77
               27,424                         11.00             11.00

              236,001                                          $ 8.15

Options outstanding at December 31, 1998 were as follows:


                           Weighted          Weighted
                           Average           Remaining      Average
              Number of    Contractual       Option        Exercise
              Options      Life in Years     Price           Price

              312,865       8.6               $    7.77     $     7.77
              109,695       9.3                   11.00          11.00

              422,560                         $    8.61


The Company adopted the provisions of Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation ("SFAS 123") effective August 1, 1996. As permitted by SFAS 123, the Company continues to measure compensation expense for stock options issued to employees using the intrinsic-value only provisions of Accounting Principles Board Opinion No. 25. Expense for stock options granted to non-employees is measured at fair value using methods consistent with the requirements of SFAS 123.

If the Company had elected to recognize compensation costs based on the fair value at the grant date of all options, including employee awards, issued under the plan described above, consistent with the method prescribed by SFAS 123, net loss and net loss per share would have been changed to the pro forma amounts indicated below.

                                                American Card Technology, Inc.
                                                   (a development stage company)

                                                 Notes to Financial Statements
                                                              December 31, 1998


                          December 31,
                   1997                          1998

Net loss
   As reported     $(2,512,000)               $(4,002,000)
   Pro forma        (2,537,000)                (4,107,000)


Net loss per share (basic and diluted)
   As reported     $      (.62)               $     (1.02)
   Pro forma              (.63)                     (1.05)

The weighted average grant date fair value of options, calculated using the Black-Scholes options pricing model, was as follows:

                                               December 31,
                                        1997                1998

Options granted at market price        -0-                  $442,000

Options granted at above market price  -0-                   -0-

The significant weighted average assumptions used to estimate the fair value of stock options for the year ended December 31, 1998 were: a risk-free interest rate of 5.4%, an expected option life of four years and no dividend yield. A trading market for the Company's common stock had not developed as of December 31, 1998, therefore, the minimum value method was used in estimating fair value.

Stock Warrants

At December 31, 1998, the Company had an aggregate of 231,758 common stock warrants outstanding as described below.

In February 1998, the Company issued 38,625 shares of common stock and warrants to purchase 77,250 shares of common stock, at an exercise price of 80% (subsequently amended to 85%) of the market price of the common stock on the date of exercise, to an affiliated company of the Company's general counsel in consideration for corporate legal services rendered. The Company expensed $300,116 in connection with this transaction which has been included in general and administrative expenses.

In February 1998, the Company issued 115,882 common stock warrants in connection with obtaining the bridge financing, as described more fully in
Note 4(b).

In February 1998, the Company issued an aggregate of 38,626 common stock warrants in connection with entering into the Director Loan Agreements, as described more fully in Note 3.
                                                                            F-19