Form 10QSB
period 1999-03-31
AMERICAN CARD TECHNOLOGY INC
filed 1999-05-14
CIK 1029916

                              FORM 10QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                   SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended: March 31, 1999

                    Commission file No. __________


                    AMERICAN CARD TECHNOLOGY, INC.
     (Name of small business issuer as specified in its charter)



        Delaware                                         06-1403123
(State of incorporation)                     (IRS Employer Identification No.)

1355 Terrell Mill Road, Building 1462, Suite 200, Marietta, Georgia 30067
     (Address of principal executive offices including zip code)

Issuer's telephone number:                               (770) 951-2284

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No__

The number of issuer's shares of Common Stock outstanding as of March 31, 1999 was 3,901,136

Transitional Small Business Disclosure Form (check one): Yes __ No _X_

PART I.      FINANCIAL INFORMATION


ITEM 1.      FINANCIAL STATEMENTS
                                       American Card Technology, Inc.
                                       (a development stage company)

                              Balance Sheets


                                   Assets

                                              Unaudited
                                             March 31,1999   December 31,1998

                                             -------------   ----------------

Current
  Cash                                        $     65,030       $    137,130
  Accounts receivable                               34,896            169,505
  Inventory                                        155,920            151,703
  Prepaid expenses and other current assets         27,532             10,533
                                                -----------           -------
Total current assets                               283,378            468,871

Equipment, net                                      98,722             93,681

Other assets:
  Software development costs, net                   94,457            113,348
  Deferred registration and debt costs             662,717            662,717
  Other                                              7,820              7,820
                                               -----------        -----------

                                              $  1,147,094       $  1,346,437
                                               -----------        -----------

                           Liabilities and Stockholders' Deficit

Current:
  Accounts payable                            $    663,459       $    806,439
  Accrued interest expense                         575,732            525,984
  Accrued salary and benefits                      794,459            727,164
  Other accrued expenses                            72,000             52,000
  Deferred revenue                                 196,547            196,547
  Notes payable to banks                           600,000            600,000
                                                ----------         ----------
Total current liabilities                        2,902,197          2,908,134

Notes payable to stockholders                      309,361            309,361

Bridge financing notes payable                     925,000            925,000

Notes payable                                    1,205,000            780,000
                                                ----------         ----------

Total liabilities                                5,341,558          4,922,495
                                                ----------         ----------
Commitments and contingencies

Stockholders' deficit :
  Preferred stock, $.001 par value -
    shares authorized 1,000,000; none issued
  Common stock, $.001 par value -
    shares authorized 20,000,000;
          issued and outstanding 3,901,136           3,901              3,901
  Additional paid-in capital                     5,352,925          5,352,925
  Accumulated deficit during
          the development stage                 (9,551,290)        (8,932,884)
                                                ----------         ----------

Total stockholders' deficit                     (4,194,464)        (3,576,058)
                                                ----------         ----------

                                               $ 1,147,094      $   1,346,437
                                                ----------         ----------

                       See accompanying notes to financial statements.

                                  American Card Technology, Inc.
                                  (a development stage company)

                                    Statements of Operations

                                                                Unaudited
                                                                Period from
                                    Unaudited                  June 21,1994
                               Three Months Ended             (inception) to
                              -----------------------------   March 31, 1999
                              March 31,1999   March 31,1998
                              -------------   -------------    -------------

Revenues                      $     52,418    $      59,589    $     482,928
Costs of sales                      36,590           74,507          471,684
                               -----------     ------------     ------------

Gross profit (loss)                 15,828          (14,918)          11,244
                               -----------     ------------     ------------
Expenses
 General and administrative        420,459          654,703        5,228,352
 Write -off of license fee             -                -            168,000
 Research development              136,622          174,000        1,398,917
 Interest and financing costs, net  77,153          483,843        3,029,765
                               -----------     ------------     ------------

                                   634,234        1,312,546        9,825,034
                               -----------      -----------     ------------
Net loss                      $   (618,406)     $(1,327,464)     $(9,813,790)
                               -----------       ----------     ------------

Basic loss per share          $      (0.16)     $     (0.34)

Weighted average number
   of shares outstanding         3,901,136        3,958,548



                      See accompanying notes to financial statements.

                                   American Card Technology, Inc.
                                   (a development stage company)

                                     Statements of Cash Flows

                                                                   Unaudited
                                                                  Period from
                                          Unaudited               June 21,1994
                                      Three months ended         (inception) to
                                  ----------------------------    --------------
                                  March 31,1999   March 31,1998    March 31,1999

Cash flows from
operating activities:
 Net loss                        $   (618,406)   $ (1,327,464)    $ (9,813,790)
   Adjustments to reconcile
   net loss to net cash used in
   operating activities:
      Depreciation and
        amortization                    29,133          28,136          251,414
      Amortization of deferred
        financing costs                    -            23,278          312,120
      Issuance of debt for
        services rendered                  -               -             72,774
      Issuance of stock for
        services rendered                  -           300,116          300,116
      Issuance of stock for
        loan commitment                    -           300,116          300,116
      Notes receivable exchange
        for services                       -               -              5,000
      Deferred registration
        costs written off                  -               -            352,966
      Amortization of bridge
        financing discount                 -            60,937        1,162,500
   Changes in assets and liabilities:
    (Increase) decrease in assets:
      Accounts receivable              134,609         (19,873)         (34,896)
      Inventory                         (4,218)          2,183         (155,921)
      Prepaid expenses and
        other current assets           (16,999)         (9,051)         (27,532)
      Other assets                         -               -             (7,820)
      Increase (decrease)
        in liabilities:
      Accounts payable                (142,980)        185,436          663,459
      Deferred revenue                     -               -            196,547
      Accrued expenses                 137,043         131,763        1,472,191
                                      ---------        --------       ----------

Total adjustments                      136,588         702,809        4,863,034
                                      ---------        --------       ----------

Net cash used in
    operating activities              (481,818)       (324,423)      (4,950,756)
                                      ---------       ---------      -----------

Cash flows from investing activities:
    Capital expenditures               (15,282)         (7,146)        (217,895)
    Software development costs             -               -           (226,696)
                                      ---------       ---------      ----------

Net cash used in
  investing activities                 (15,282)         (7,146)        (444,591)
                                      ---------       ---------      ----------

Cash flows from financing activities:
    Issuance of common stock               -               -              1,000
    Deferred registration
      costs - original                     -               -           (352,966)
    Deferred registration
      costs - current                      -          (121,721)        (662,718)
    Deferred financing costs               -           (63,476)        (312,120)
    Borrowings on line of credit       425,000             -          1,805,000
    Proceeds from the issuance
      of notes to stockholders             -           417,500        3,514,681
    Payments on notes to stockholders      -           (22,500)         (32,500)
    Payments on bridge financing           -        (1,250,000)      (1,250,000)
    Proceeds from the issuance
      of bridge financing                  -         1,500,000        2,750,000
                                       -------       ---------        ---------

Net cash provided by
    financing activities               425,000         459,803        5,460,377
                                       -------       ---------        ---------

Net increase (decrease) in cash        (72,100)        128,234           65,030

Cash, beginning of period              137,130          27,203              -
                                       -------       ---------        ---------

Cash, end of period                   $ 65,030    $    155,437     $     65,030
                                       -------       ---------        ---------

Supplemental disclosures of
   cash flow information:
    Cash paid during the period for:

      Interest                        $ 12,275    $    105,570     $    264,139
                                       -------       ---------         --------

      Income taxes                    $    -      $        -       $        -
                                       -------       ---------         --------

                     See accompanying notes to financial statements.

                             American Card Technology, Inc.
                              (a development stage company)

                             Notes to Financial Statements
                                     March 31, 1999

1. Basis of Presentation

The financial statements include the accounts of American Card Technology, Inc. (a development stage company) (the "Company") and its majority-owned Canadian subsidiary, which was formed in June 1996 and whose results of operations have been immaterial through March 31, 1999. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company, a Delaware corporation, was incorporated on June 21, 1994 to design, develop and market high security, flexible multiple application smart card systems.

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

Certain stock splits were effected in 1996 and 1998 and reflected retroactively in these financial statements.

The accompanying financial statements have been prepared assuming
the Company will continue as a going concern.   This basis of
accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations. Since inception the Company has been involved in organizational activities. The Company's ultimate ability to attain profitable operations is dependent upon obtaining additional financing adequate to complete its development activities, and to achieve a level of sales adequate to support its cost structure.
Through March 31, 1999, the Company has incurred losses totaling $9,813,790 and at March 31, 1999, has deficiencies in working capital and equity of $2,618,819 and $4,194,464, respectively. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements are unaudited, but in the opinion of management, contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Results of operations and cash flows for the interim three month periods are not necessarily indicative of what the results of operations and cash flows will be for an entire year.
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form
10-KSB for the year ended December 31, 1998.

2.    Notes Payable

At March 31, 1999 and December 31, 1998, the Company had lines of credit with certain banks. Loans totaling $600,000 bear interest at the respective banks prime interest rates and are due on demand or through June 1999. Borrowings of $300,000 under these lines of credit are secured by certificates of deposit of one of the Company's stockholders held by the banks. Another stockholder has guaranteed the balance of these loans.

In September 1998, the Company entered into additional unsecured lines of credit with two different Offshore Trusts for $1,000,000 each. Loans under each of these credit lines bear interest at 10% per annum and are due June 30, 2001. During 1999, the Company entered into another unsecured line of credit with a third Offshore
Trust for $250,000.  This line bears interest at 10% and is due on June
30, 2001 or earlier to the extent that the Company realizes gross profits (gross receipts less cost of goods sold) after the closing of the Company's contemplated initial public offering. The Company has drawn down an aggregate of $1,205,000 and $780,000 from these lines of credit as of March 31, 1999 and December 31, 1998, respectively. Certain stockholders have guaranteed this debt.

3.    Notes Payable to Stockholders

Notes payable to stockholders totaling $309,361 at March 31,1999 and December 31, 1998, bear interest at 10% per annum and were originally payable on demand. The due dates of these notes have been extended to the earlier of January 1, 2001 or the closing of a subsequent debt financing. These notes have been used to finance operations. Notes totaling $500,000 were converted to equity in 1995, notes totaling $550,000 were converted to equity in January 1997 and notes totaling $1,895,594 were converted to equity in September 1998.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

      The Company was organized in June 1994 and is in the development stage. Since inception, the Company has been engaged principally in organizational activities, including developing a business plan, hiring personnel and developing and enhancing its proprietary smart card technology and software, and has only recently commenced the limited marketing of its smart card systems. The Company's objective is to become a leading provider of smart card systems to government and commercial enterprises ("System Sponsors") requiring increasingly complex, secure and cost-effective information processing systems. The Company intends to market its products through strategic marketing alliances and licensing or other arrangements with systems integrators, value added resellers and other smart card vendors. The Company anticipates that, under certain circumstances, its smart card products will be bundled with its strategic partners' products and services to create a complete integrated system that can be marketed to potential System Sponsors. The Company will also seek to provide complete smart card solutions, on a turnkey basis, to System Sponsors by providing all of the hardware and software elements required to implement the system.

Liquidity and Capital Resources

      At March 31, 1999, the Company had cash on hand of $65,030, a working capital deficit of $2,618,819 and a stockholders' deficit of $4,194,464. The Company's primary capital requirements will be to fund the Company's continuing smart card system development and enhancement efforts, its sales and marketing activities and the Company's working capital. The Company has historically financed its capital requirements through the issuance of equity and debt securities, contributions to capital and bank borrowings.

      The Company's capital requirements have been and will continue to be significant. The Company has been dependent on the sales of its securities to private investors, as well as on capital contributions and loans from affiliates and certain financial institutions guaranteed by certain stockholders of the Company. During the period from inception through March 31, 1999, the Company raised capital through such means in the estimated aggregate amount of $6,560,000. As of March 31, 1999, the Company had lines of credit in original principal amount aggregating $2,850,000 from certain banks and trusts, of which $1,045,000 principal amount remained available as of March 31, 1999.

      On February 12, 1999, the Securities and Exchange Commission declared effective the Company's registration statement on Form SB-2 relating to the offering of a minimum of 454,600 shares (and a maximum of 648,900 shares) of common stock, at a price of $11.00 per share (the "Offering"). The Company is dependent on and intends to use the proceeds of the Offering to continue the implementation of its proposed plan of operation. The Company anticipates, based on assumptions relating to its current operations (including assumptions regarding the Company's ability to meet its current marketing objectives and the timing and costs associated therewith), that the proceeds of the Offering, together with projected cash flow from operations, will be sufficient to fund the Company's operations and capital requirements for at least twelve months following the closing of the minimum offering. In the event that the Company's plans change, its assumptions change or prove to be inaccurate or the proceeds of the Offering prove to be insufficient to fund operations (due to unanticipated expenses, technical difficulties, problems or otherwise), the Company would be required to seek additional financing sooner than currently anticipated. There can be no assurance that the Offering will close or that the proceeds of the Offering will be sufficient to permit the Company to successfully further develop and commercialize the Company's smart card technology or that any assumptions relating to the Company's operations will prove to be accurate. In addition, any implementation of the Company's business plans subsequent to the twelve month period following the Offering may require proceeds greater than the proceeds of the Offering or otherwise currently available to the Company. There can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all. Further, if the closing of the Offering is delayed, the Company may not have sufficient capital to fund operations and the anticipated expenses of the Offering. Any inability to obtain additional financing when needed may have a material adverse effect on the Company, including requiring the Company to curtail its activities and possibly causing the Company to cease its operations. The Company's accountants have included an explanatory paragraph in their report on the December 31, 1998 financial statements expressing substantial doubt about the Company continuing in business.

Results of Operations for the Quarter ended March 31, 1999

      For the quarter ended March 31, 1999, revenues were $52,418 as compared to $59,589 for the first quarter of 1998, a decrease of 12%. Costs of sales in the same period decreased from $74,507 for the first quarter of 1998 to $36,590 for the first quarter of 1999. The Company recognizes revenue upon the shipment of products or the performance of services. The sales cycle will vary by customer and could extend for periods of up to twelve months, depending upon, among other things, the time required for development, testing, and installation. Although sales for the first quarter of 1999 were lower than the comparable period of 1998, management estimates that 1999 sales will exceed those of the prior year. In addition, during April 1999, the Company completed a project which the Company believes will result in recognition during the second quarter of fiscal year 1999 of the $196,547 of Deferred Revenue reflected on the March 31, 1999 Balance Sheet.

      For the quarter ended March 31, 1999, general and administrative expenses were $420,459 as compared to $654,703 for the first quarter of 1998, a decrease of 36%. The decrease of $234,244 is primarily due to the following item. During the first quarter of fiscal year 1998, the Company issued shares of common stock and warrants to an affiliate of the Company's general counsel in consideration for services rendered. The Company expensed $300,000 in connection with this transaction which is included in general and administrative expenses. This reduction was offset by an increase in payroll costs of approximately $34,000 due to increased staff levels and an increase of $35,000 in costs of professional services due to issues related to general corporate matters.

      For the quarter ended March 31, 1999, research and development expense was $136,622 as compared to $174,000 for the first quarter
of 1998, a decrease of 21.5%.   The decrease is primarily due to a
$72,000 reduction in fees paid to an outside contractor, offset by a $31,000 increase in payroll costs due to the hiring of additional personnel.

      For the quarter ended March 31, 1999, interest and financing expenses were $77,153 as compared to $483,843 for the first quarter of 1998, a decrease of 84%. During the first quarter of fiscal year 1998, the Company amortized $23,000 of deferred financing costs and $61,000 of original issue discount costs related to its bridge loans. No such costs were incurred during 1999. Also, during the first quarter of fiscal year 1998, $300,000 was charged to interest expense relating to shares of common stock issued in consideration for a loan commitment.

Forward-Looking Statements

      This quarterly report contains forward-looking statements about the business, financial condition, and prospects of the Company and other forward-looking statements within the meaning of section 27a of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect assumptions made by management and management's beliefs based on information currently available to it. When used in this quarterly report, words such as "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. The Company can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, the Company's actual results may differ materially from those indicated by the forward-looking statements as a result of many factors, including the risk factors set forth in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 1999, as well as those set forth herein.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      The Company is not a party to any pending legal proceeding
(and none of its property is the subject of any pending legal proceeding).

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      On February 12, 1999, the Securities and Exchange Commission declared effective the Company's registration statement on Form SB-2 relating to the offering of a minimum of 454,600 shares (and a maximum of 648,900 shares) of common stock, at a price of $11.00 per share. The offering has not yet closed.

      During the first quarter of 1999, the Company granted three employees options to purchase in the aggregate 12,000 shares of the Company's common stock at an exercise price of $11.00 per share.
The options were granted pursuant to the Company's 1996 Stock Option Plan (the "Stock Option Plan") and will vest in annual installments of twenty-five percent (25%) beginning on the date of grant. Pursuant to the Stock Option Plan, stock options covering an aggregate of 417,150 shares of the Company's Common Stock may be granted to the foregoing persons. Under the Stock Option Plan, "incentive stock options" ("Incentive Options") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), may be granted to employees (including officers), and non-incentive stock options ("Non-incentive Options") may be granted to any such employee and to other persons (including directors) who perform substantial services for or on behalf of the Company. Incentive Options and Non-incentive Options are collectively referred to herein as "1996 Options." The options granted during the first quarter of 1999 are Incentive Options.

      The Stock Option Plan is administered by the Company's board of directors (the "Board") or, at its discretion, by the compensation committee of the Board (the "Compensation Committee"). The Board or the Compensation Committee have complete authority to administer and interpret the Stock Option Plan, to determine the terms upon which 1996 Options may be granted, to prescribe, amend and rescind such interpretations and determinations and to grant 1996 Options. The Board or the Compensation Committee has the power to terminate or amend the Stock Option Plan from time to time in such respects as it deems advisable, except that no termination or amendment shall materially adversely affect any outstanding Option without the consent of the grantee, and the approval of the Company's stockholders will be required in respect of any amendment which would (i) change the total number of shares subject to the Stock Option Plan or (ii) change the designation or class of employees or other persons eligible to receive Incentive Options or Non-incentive Options.

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

      The number of shares covered by an option is subject to adjustment for stock splits, mergers, consolidations, combinations of shares, reorganizations and recapitalizations. The 1996 Options are generally non-transferable except by will or by the laws of descent and distribution, and in the case of employees, with certain exceptions, may be exercised only so long as the optionee continues to be employed by the Company. If the employee dies or becomes disabled, the right to exercise the Option, to the extent then vested, continues for specified periods. 1996 Options may be exercised within a period not exceeding ten years from the date of grant, except that the term of any Incentive Options granted to a 10% Holder may not exceed five years from the date of grant. The terms of Incentive Options are subject to additional restrictions provided by the Stock Option Plan.

ITEM 5.  OTHER INFORMATION

     As of May 1, 1999, Robert Cartagine, the Company's Director of Sales, resigned his position as an employee of the Company. The Company is in the process of finding a replacement for Mr. Cartagine. The Company's sales efforts will continue to be led by Raymond Findley, President of the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits
    The exhibits set forth in the Exhibit Index on the page immediately preceding the exhibits are filed herewith as a part of this report.

b.  Reports on Form 8-K
    No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.




                              SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AMERICAN CARD TECHNOLOGY, INC.


                              By:   /S/ LAWRENCE O. PERL
                                    --------------------

                                    Lawrence O. Perl,
                                    Chief Executive Officer


                              By:   /S/ FRANK S. FUINO, JR.
                                    -----------------------

                                    Frank S. Fuino, Jr.
                                    Chief Financial Officer

                                EXHIBIT INDEX


Exhibit
Number                                          Description of Document

     3.1  Articles of Incorporation. (1)
     3.2  By-Laws. (1)
   3.2.1  Amended By-laws. (1)
     4.1  Sample Certificate for Common Stock. (1)
    10.1  Amended Employment Agreement between the Company and
            Lawrence O. Perl. (1)
    10.2  Employment Agreement between the Company and Raymond Findley, Jr. (1)
    10.3  Amended Employment Agreement between the Company and
            Robert H. Dixon. (1)
  10.3.1  Employment Agreement between the Company and Frank S. Fuino, Jr. (1)
    10.4  Escrow Agreement, Bank of New York. (1)
  10.4.1  Amended Escrow Agreement, Bank of New York, Dated August 24, 1999. (1)
  10.4.2  Amended Escrow Agreement, Bank of New York,
            Dated February 5, 1999.(1)
  10.7.1  Subscription Agreement. (1)
  10.7.2  Stock Option Agreement (warrant), Chapman Group, LLC. (1)
10.7.2.1  Amended, Stock Option Agreement (warrant), Chapman Group, LLC. (1)
  10.7.3  Stock Option Agreement (warrant), Harold Rothstein. (1)
10.7.3.1  Amended, Stock Option Agreement (warrant), Harold Rothstein. (1)
  10.7.4  Stock Option Agreement (warrant), Raymond Roncari. (1)
10.7.4.1  Amended, Stock Option Agreement (warrant), Raymond Roncari. (1)
  10.8.1  Stock Option Agreement for non-employees and Amendment,
            Lilly Beter. (1)
  10.8.2  Stock Option Agreement/non-employees and Amendment,
            Harold Rothstein. (1)
  10.8.3  Stock Option Agreement/non-employees and Amendment,
            Raymond Roncari. (1)
  10.8.4  Stock Option Agreement for non-employees and Amendment,
            Bruce Bonadies. (1)
  10.8.5  Stock Option Agreement for non-employees and Amendment,
            Gordon Walker. (1)
  10.8.6  1996 Nonemployee Director's Stock Option Plan. (1)
10.8.6.1  Amended, 1996 Nonemployee Director's Stock Option Plan. (1)
  10.8.7  1996 Stock Option Plan for Employees. (1)
10.8.7.1  Amended, 1996 Stock Option Plan for Employees. (1)
  10.8.8  Amended Director Loan Agreement, Harold Rothstein. (1)
  10.8.9  Amended Director Loan Agreement, Raymond Roncari. (1)
  10.9.1  Amended Agreement with SoftChip Israel Ltd. and the Company. (1)
10.9.1.1  Amended, Agreement with SoftChip Israel Ltd. and the Company. (1)
10.9.1.2  Amended Technology Purchase Agreement.
  10.9.2  Agreement with SoftChip Technology (3000) Ltd. and the Company. (1)
10.9.2.1  Agreement with SoftChip Technology (3000) Ltd. and the Company. (1)
  10.9.3  Stock Option Agreement and Amendment, Shreveport Acquisition
            Corp. (1)
10.9.3.1  Amended, Stock Option Agreement, Amendment and Second Amendment,
            Shreveport Acquisition Corp. (1)
  10.9.4  Amended, Stock Option Agreement for employee, Robert Dixon. (1)
  10.9.5  Amended, Stock Option Agreement for employee, Michael Pate. (1)
  10.9.6  Amended, Stock Option Agreement for employee, Robert Patten. (1)
10.9.7.1  Amended, Stock Option Agreement for employee, Shawn Nixon. (1)
10.9.7.2  Amended, Stock Option Agreement for employee, Jeremy Zela. (1)
10.9.7.3  Stock Option Agreement for employee, Phyllis Burke. (1)
  10.9.8  Stock Option Agreement for employee, Robert Cartagine. (1)
  10.9.9  Stock Option Agreement for employee, Frank S. Fuino, Jr. (1)
 10.10.1  Loan Agreement between the Company and Prometheus Trust. (1)
 10.10.2  Promissory Note between the Company and Prometheus Trust. (1)
 10.10.3  Loan Agreement between the Company and International Caribbean
            Trust, Ltd. (1)
 10.10.4  Promissory Note between the Company and International Caribbean
            Trust, Ltd. (1)
 10.10.5   Articles of Incorporation of Animal Passports, Inc. (1)
 10.10.6   Bylaws of Animal Passports, Inc. (1)
 10.10.7   Consent of BOD, of Animal Passports Inc., acting in lieu of first meeting. (1)
 10.10.8   Promissory Note between the Company and Butterfly Ltd. Trust
 10.10.9   Loan Agreement between the Company and Butterfly Ltd. Trust
    27.1   Financial Data Schedule.
    99.1   Dual Smart Card Access, Patent Number # TX 3-639-032 for the
              Company. (1)
    99.2   Amended Rothstein personal guarantee. (1)
    99.3   Database Services Agreement and Addendum (Florida). (1)
    99.4   Falcetta, Wachtel & Knochenhauer, LLC regarding the Company. (1)


     (1) Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-52169).