Form 10QSB
period 1999-06-30
AMERICAN CARD TECHNOLOGY INC
filed 1999-08-11
CIK 1029916

                              FORM 10QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                   SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended: June 30, 1999

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No__

The number of issuer's shares of Common Stock outstanding as of June 30, 1999 was 3,901,136

Transitional Small Business Disclosure Form (check one): Yes __ No _X_

PART I.      FINANCIAL INFORMATION


ITEM 1.      FINANCIAL STATEMENTS
                         American Card Technology, Inc.
                         (a development stage company)

                              Balance Sheet
                                  Assets

                                              Unaudited
                                             June 30,1999    December 31,1998
                                             -------------   ----------------
Current
  Cash                                        $    113,740       $    137,130
  Accounts receivable                               31,581            169,505
  Inventory                                         33,690            151,703
  Prepaid expenses and other current assets         37,641             10,533
                                                -----------           -------
Total current assets                               216,652            468,871

Equipment, net                                      94,871             93,681

Other assets:
  Software development costs, net                   75,565            113,348
  Deferred registration and debt costs             662,717            662,717
  Other                                              7,820              7,820
                                               -----------        -----------
                                              $  1,057,625       $  1,346,437
                                               -----------        -----------

                           Liabilities and Stockholders' Deficit

Current:
  Accounts payable                            $    659,702       $    806,439
  Accrued interest expense                         634,676            525,984
  Accrued salary and benefits                      864,811            727,164
  Other accrued expenses                            67,000             52,000
  Deferred revenue                                    -               196,547
  Notes payable to banks                           700,000            600,000
                                                ----------         ----------
Total current liabilities                        2,926,189          2,908,134

Notes payable to stockholders                      309,361            309,361

Bridge financing notes payable                     925,000            925,000

Notes payable                                    1,605,000            780,000
                                                ----------         ----------

Total liabilities                                5,765,550          4,922,495
                                                ----------         ----------
Commitments and contingencies                         -                  -

Stockholders' deficit :
  Preferred stock, $.001 par value -
    shares authorized 1,000,000; none issued
  Common stock, $.001 par value -
    shares authorized 20,000,000;
          issued and outstanding 3,901,136           3,901              3,901
  Additional paid-in capital                     5,352,925          5,352,925
  Accumulated deficit during
          the development stage                (10,064,751)        (8,932,884)
                                                ----------         ----------

Total stockholders' deficit                     (4,707,925)        (3,576,058)
                                                ----------         ----------

                                               $ 1,057,625      $   1,346,437
                                                ----------         ----------

                       See accompanying notes to financial statements.

                                  American Card Technology, Inc.
                                  (a development stage company)

                                    Statements of Operations


                                            Unaudited
                                         Three Months Ended
                                  -----------------------------
                                  June 30,1999     June 30,1998
                                  -------------   -------------
Revenues                          $    273,409    $      33,703
Costs of sales                         181,180           43,372
                                    ----------       ----------
Gross profit (loss)                     92,229           (9,669)
                                    ----------       ----------
Expenses
 General and administrative            348,475          312,185
 Write -off of license fee                 -                -
 Research development                  168,237          149,000
 Interest and financing costs, net      88,978          665,589
                                    ----------       ----------
                                       605,690        1,126,774
                                    ----------       ----------
Net loss                          $   (513,461)    $ (1,136,443)
                                    ----------       ----------
Basic and diluted loss per share  $      (0.13)    $      (0.29)

Weighted average number
   of shares outstanding             3,901,136        3,901,136

                      See accompanying notes to financial statements.

                                    American Card Technology, Inc.
                                    (a development stage company)

                                      Statements of Operations

                                                                    Unaudited
                                           Unaudited               Period from
                                        Six Months Ended           June 21,1994
                                 -----------------------------   (inception) to
                                 June 30,1999     June 30,1998    June 30, 1999
                                 -------------   -------------    -------------
Revenues                         $    325,827    $      93,292    $     756,337
Costs of sales                        217,770          117,879          652,864
                                   ----------       ----------       ----------
Gross profit (loss)                   108,057          (24,587)         103,473
                                   ----------       ----------       ----------
Expenses
 General and administrative           768,934          966,888        5,576,827
 Write -off of license fee              -                -            168,000
 Research development                 304,859          323,000        1,567,154
 Interest and financing costs,net     166,131        1,149,432        3,118,743
                                   ----------       ----------       ----------
                                    1,239,924        2,439,320       10,430,724
                                 ----------       ----------       ----------
Net loss                         $ (1,131.867)    $ (2,463,907)   $ (10,327,251)
                                 ----------       ----------       ----------
Basic and diluted loss per share $      (0.29)    $      (0.63)

Weighted average number
   of shares outstanding            3,901,136        3,929,836

                        See accompanying notes to financial statements.

                                   American Card Technology, Inc.
                                   (a development stage company)

                                     Statements of Cash Flows

                                                                   Unaudited
                                                                  Period from
                                          Unaudited               June 21,1994
                                       Six months ended         (inception) to
                                  --------------------------    --------------
                                  June 30,1999  June 30,1998     June 30,1999

Cash flows from
operating activities:
 Net loss                        $ (1,131,867)    (2,463,907)    $(10,327,251)
   Adjustments to reconcile
   net loss to net cash used in
   operating activities:
      Depreciation and
        amortization                   59,454         56,475          281,735
Amortization of deferred
        financing costs                  -            36,963          312,120
      Issuance of debt for
        services rendered                -               -             72,774
      Issuance of stock for
        services rendered                -           300,116          300,116
      Issuance of stock for
        loan commitment                  -           300,116          300,116
      Notes receivable exchange
        for services                     -               -              5,000
      Deferred registration
        costs written off                -               -            352,966
      Amortization of bridge
        financing discount               -           610,937        1,162,500
   Changes in assets and liabilities:
    (Increase) decrease in assets:
      Accounts receivable            137,924         (74,471)         (31,581)
      Inventory                      118,013         (40,573)         (33,690)
      Prepaid expenses and
        other current assets         (27,108)        (11,400)         (37,641)
      Other assets                       -               -             (7,820)
      Increase (decrease)
        in liabilities:
      Accounts payable              (146,737)        222,451          659,702
      Deferred revenue              (196,547)            -                -
      Accrued expenses               261,339         402,258        1,596,487
                                    ---------        --------       ----------

Total adjustments                    206,338       1,802,872        4,932,784
                                    ---------        --------       ----------

Net cash used in
    operating activities            (925,529)       (661,035)      (5,394,467)
                                    ---------       ---------      -----------

Cash flows from investing activities:
    Capital expenditures             (22,861)          (12,693)        (225,474)
    Software development costs           -               -           (226,696)
                                     ---------       ---------      ----------

Net cash used in
  investing activities               (22,861)        (12,693)        (452,170)
                                     ---------       ---------      ----------

Cash flows from financing activities:
    Issuance of common stock             -               -              1,000
    Deferred registration
      costs - original                   -               -           (352,966)
    Deferred registration
      costs - current                    -          (399,234)        (662,718)
    Deferred financing costs             -           (63,476)        (312,120)
    Borrowings on line of credit     925,000             -          2,305,000
    Proceeds from the issuance
      of notes to stockholders           -           967,499        3,514,681
    Payments on notes to stockholders    -           (22,500)         (32,500)
    Payments on bridge financing         -        (1,250,000)      (1,250,000)
    Proceeds from the issuance
      of bridge financing                -         1,500,000        2,750,000
                                     -------       ---------        ---------

Net cash provided by
    financing activities             925,000         732,289        5,960,377
                                     -------       ---------        ---------

Net increase (decrease) in cash      (23,390)         58,561          113,740

Cash, beginning of period            137,130          27,203              -
                                     -------       ---------        ---------

Cash, end of period                 $113,740    $     85,764    $     113,740
                                     -------       ---------        ---------

Supplemental disclosures of
   cash flow information:
    Cash paid during the period for:

      Interest                      $ 25,076    $    118,115     $    264,139
                                     -------       ---------         --------

      Income taxes                  $    -      $        -       $        -
                                     -------       ---------         --------

                     See accompanying notes to financial statements.

                             American Card Technology, Inc.
                              (a development stage company)

                             Notes to Financial Statements
                                     June 30, 1999

1. Basis of Presentation

The financial statements include the accounts of American Card Technology, Inc. (a development stage company) (the "Company") and its majority-owned Canadian subsidiary, which was formed in June 1996 and whose results of operations have been immaterial through June 30, 1999. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company, a Delaware corporation, was incorporated on June 21, 1994 to design, develop and market high security, flexible multiple application smart card systems.

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

The accompanying financial statements have been prepared assuming
the Company will continue as a going concern.   This basis of
accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations. Since inception the Company has been involved in organizational activities. The Company's ultimate ability to attain profitable operations is dependent upon obtaining additional financing adequate to complete its development activities, and to achieve a level of sales adequate to support its cost structure.
Through June 30, 1999, the Company has incurred losses totaling $10,327,251 and at June 30, 1999, has deficiencies in working capital and equity of $2,709,537 and $4,707,925, respectively. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements are unaudited, but in the opinion of management, contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Results of operations and cash flows for the interim three and six month periods are not necessarily indicative of what the results of operations and cash flows will be for an entire year.
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form
10-KSB for the year ended December 31, 1998.

2.    Notes Payable

At June 30, 1999 and December 31, 1998, the Company had lines of credit with certain banks totaling $700,000 and $600,000, respectively. The loans bear interest at the respective banks'prime interest rates and are due on demand or through December 1999. Borrowings of $300,000 under these lines of credit are secured by certificates of deposit of one of the Company's stockholders held by the banks. Another stockholder has guaranteed the balance of these loans.

In September 1998, the Company entered into additional unsecured lines of credit with two different Offshore Trusts for $1,000,000 each. Loans under each of these credit lines bear interest at 10% per annum and are due
June 30, 2001. During 1999, the Company entered into another unsecured line of credit with a third Offshore Trust for $250,000. This line bears interest at 10% and is due on June 30, 2001 or earlier to the extent that the Company realizes gross profits (gross receipts less cost of goods sold) after the closing of the Company's contemplated initial public offering. During the second quarter of 1999, the Company entered into a $500,000 unsecured line of credit with the Lilly Beter Capital Group, Ltd.( whose principal is a director of the Company) of which $175,000 was outstanding as of June 30, 1999. This line bears interest at 10% and is due on June 30, 2001. The Company has drawn down an aggregate of $1,605,000 and $780,000 from these lines of credit as of June 30, 1999 and December 31, 1998, respectively. Certain stockholders have guaranteed this debt.

3.    Notes Payable to Stockholders

Notes payable to stockholders totaling $309,361 at June 30, 1999 and December 31, 1998, bear interest at 10% per annum and were originally payable on demand. The due dates of these notes have been extended to the earlier of January 1, 2001 or the closing of a subsequent debt financing. These notes have been used to finance operations. Notes totaling $500,000 were converted to equity in 1995, notes totaling $550,000 were converted to equity in January 1997 and notes totaling $1,895,594 were converted to equity in September 1998.

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

Liquidity and Capital Resources

      At June 30, 1999, the Company had cash on hand of $113,740, a working capital deficit of $2,709,537 and a stockholders' deficit of $4,707,925. The Company's primary capital requirements will be to fund the Company's continuing smart card system development and enhancement efforts, its sales and marketing activities and the Company's working capital. The Company has historically financed its capital requirements through the issuance of equity and debt securities, contributions to capital and bank borrowings.

      The Company's capital requirements have been and will continue to be significant. The Company has been dependent on the sales of Its securities to private investors, as well as on capital contributions and loans from affiliates and certain financial institutions guaranteed by certain stockholders of the Company. During the period from inception through June 30, 1999, the Company raised capital through such means in the estimated aggregate amount of $7,060,000. As of June 30, 1999, the Company had lines of credit in original principal amount aggregating $3,450,000 from certain banks and trusts, of which $1,145,000 principal amount remained available as of June 30, 1999.

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

Results of Operations

Revenues were $273,409 and $325,827 for the three and six month periods ended June 30, 1999 as compared to $33,703 and $93,292 for the three and six month periods ended June 30, 1998, representing an increase of 711% and 251% for the respective three and six month periods. The Company recognizes revenue upon the shipment of products or the performance of services. The sales cycle will vary by customer and could extend for periods of up to twelve months, depending upon, among other things, the time required for development, testing, and installation. During April 1999, the Company completed a significant project which resulted in recognition during the second quarter of 1999 of $196,547 of Deferred Revenue.

      For the second quarter ended June 30, 1999, general and administrative expenses were $348,475 as compared to $312,185 for the second quarter of 1998, an increase of 12% reflecting higher costs associated with the increased level of sales. For the six months ended June 30, 1999, general and administrative expenses were $768,934 as compared to $966,888 for the comparable period last year. The decrease of $197,954 is primarily due to the following items. During the first quarter of fiscal year 1998, the Company issued shares of common stock and warrants to an affiliate of the Company's general counsel in consideration for services rendered. The Company expensed $300,000 in connection with this transaction and is included in general and administrative expenses. This reduction was offset by an increase in payroll and other costs of approximately $43,546 and receipt of a credit of $58,500 for previously incurred costs of professional services.

Research and development expenses were $168,237 and $304,859 for the three and six month periods ended June 30, 1999 compared to 149,000 and 323,000 for the respective periods last year. The increase for the second quarter compared to last year is due to higher payroll costs while the decrease in year to date expenses is due to a reduction in fees paid to an outside contractor.

      For the second quarter ended June 30, 1999, interest and financing expenses were $88,978 as compared to $655,589 for the second quarter of 1998. The decrease of $566,611 is primarily due to a $550,000 charge incurred last year relating to amortization of original issue discount costs associated with the Company's 1998 Bridge financing. For the six months ended June 30, 1999 and June 30, 1998, interest and financing costs were $166,131 and $1,149,432, respectively. The decrease of $983,301 is primarily due to the aforementioned $550,000 and the following items. During the first quarter of 1998, the Company amortized $23,000 of deferred financing costs and $61,000 of original issue discount costs related to its bridge loans. No such costs were incurred during 1999. Also, during the first quarter of last year, $300,000 was charged to interest expense relating to shares of common stock issued in consideration for a loan commitment.

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

ITEM 5.  OTHER INFORMATION

      By amendments dated as of June 15, 1999, the Company has set forth in its Technology Purchase Agreement with SoftChip Israel, Ltd., and (ii) the com-mencement date of its Technical Services Agreement with SoftChip Technologies
(3000) Ltd. through the earlier of the date of the closing of the Company's initial public offering or September 15, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits
    The exhibits set forth in the Exhibit Index on the page immediately preceding the exhibits are filed herewith as a part of this report.

b.  Reports on Form 8-K
    No reports on Form 8-K were filed by the Company during the six month period ended June 30, 1999.




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


                              By:   /S/ LAWRENCE O. PERL
                                    --------------------

                                    Lawrence O. Perl,
                                    Chief Executive Officer


                              By:   /S/ FRANK S. FUINO, JR.
                                    -----------------------

                                    Frank S. Fuino, Jr.
                                    Chief Financial Officer

                                EXHIBIT INDEX


Exhibit
Number                                          Description of Document

     3.1  Articles of Incorporation. (1)
     3.2  By-Laws. (1)
   3.2.1  Amended By-laws. (1)
     4.1  Sample Certificate for Common Stock. (1)
    10.1  Amended Employment Agreement between the Company and
            Lawrence O. Perl. (1)
    10.2  Employment Agreement between the Company and Raymond Findley, Jr. (1)
    10.3  Amended Employment Agreement between the Company and
            Robert H. Dixon. (1)
  10.3.1  Employment Agreement between the Company and Frank S. Fuino, Jr. (1)
    10.4  Escrow Agreement, Bank of New York. (1)
  10.4.1  Amended Escrow Agreement, Bank of New York, Dated August 24, 1999. (1)
  10.4.2  Amended Escrow Agreement, Bank of New York,
            Dated February 5, 1999.(1)
  10.7.1  Subscription Agreement. (1)
  10.7.2  Stock Option Agreement (warrant), Chapman Group, LLC. (1)
10.7.2.1  Amended, Stock Option Agreement (warrant), Chapman Group, LLC. (1)
  10.7.3  Stock Option Agreement (warrant), Harold Rothstein. (1)
10.7.3.1  Amended, Stock Option Agreement (warrant), Harold Rothstein. (1)
  10.7.4  Stock Option Agreement (warrant), Raymond Roncari. (1)
10.7.4.1  Amended, Stock Option Agreement (warrant), Raymond Roncari. (1)
  10.8.1  Stock Option Agreement for non-employees and Amendment,
            Lilly Beter. (1)
  10.8.2  Stock Option Agreement/non-employees and Amendment,
            Harold Rothstein. (1)
  10.8.3  Stock Option Agreement/non-employees and Amendment,
            Raymond Roncari. (1)
  10.8.4  Stock Option Agreement for non-employees and Amendment,
            Bruce Bonadies. (1)
  10.8.5  Stock Option Agreement for non-employees and Amendment,
            Gordon Walker. (1)
  10.8.6  1996 Nonemployee Director's Stock Option Plan. (1)
10.8.6.1  Amended, 1996 Nonemployee Director's Stock Option Plan. (1)
  10.8.7  1996 Stock Option Plan for Employees. (1)
10.8.7.1  Amended, 1996 Stock Option Plan for Employees. (1)
  10.8.8  Amended Director Loan Agreement, Harold Rothstein. (1)
  10.8.9  Amended Director Loan Agreement, Raymond Roncari. (1)
  10.9.1  Amended Agreement with SoftChip Israel Ltd. and the Company. (1)
10.9.1.1  Amended, Agreement with SoftChip Israel Ltd. and the Company. (1)
10.9.1.2  Amended Technology Purchase Agreement.
  10.9.2  Agreement with SoftChip Technology (3000) Ltd. and the Company. (1)
10.9.2.1  Agreement with SoftChip Technology (3000) Ltd. and the Company. (1)
  10.9.3  Stock Option Agreement and Amendment, Shreveport Acquisition
            Corp. (1)
10.9.3.1  Amended, Stock Option Agreement, Amendment and Second Amendment,
            Shreveport Acquisition Corp. (1)
  10.9.4  Amended, Stock Option Agreement for employee, Robert Dixon. (1)
  10.9.5  Amended, Stock Option Agreement for employee, Michael Pate. (1)
  10.9.6  Amended, Stock Option Agreement for employee, Robert Patten. (1)
10.9.7.1  Amended, Stock Option Agreement for employee, Shawn Nixon. (1)
10.9.7.2  Amended, Stock Option Agreement for employee, Jeremy Zela. (1)
10.9.7.3  Stock Option Agreement for employee, Phyllis Burke. (1)
  10.9.8  Stock Option Agreement for employee, Robert Cartagine. (1)
  10.9.9  Stock Option Agreement for employee, Frank S. Fuino, Jr. (1)
 10.10.1  Loan Agreement between the Company and Prometheus Trust. (1)
 10.10.2  Promissory Note between the Company and Prometheus Trust. (1)
 10.10.3  Loan Agreement between the Company and International Caribbean
            Trust, Ltd. (1)
 10.10.4  Promissory Note between the Company and International Caribbean
            Trust, Ltd. (1)
 10.10.5   Articles of Incorporation of Animal Passports, Inc. (1)
 10.10.6   Bylaws of Animal Passports, Inc. (1)
 10.10.7   Consent of BOD, of Animal Passports Inc., acting in lieu of first meeting. (1)
 10.10.8   Promissory Note between the Company and Butterfly Ltd. Trust (2)
 10.10.9   Loan Agreement between the Company and Butterfly Ltd. Trust (2)
10.10.10   Loan Agreement between the Company and Lilly Peter Capital Group,
              Ltd.
10.10.11   Promissory Note between the Company and Lilly Peter Capital Group,
              Ltd.
    27.1   Financial Data Schedule.
    99.1   Dual Smart Card Access, Patent Number # TX 3-639-032 for the
              Company. (1)
    99.2   Amended Rothstein personal guarantee. (1)
    99.3   Database Services Agreement and Addendum (Florida). (1)
    99.4   Falcetta, Wachtel & Knochenhauer, LLC regarding the Company. (1)


     (1) Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-52169).

     (2) Previously filed as an Exhibit to the Company's Form 10QSB for the quarterly period ended March 31, 1999