Form 10QSB
period 1999-09-30
AMERICAN CARD TECHNOLOGY INC
filed 1999-11-10
CIK 1029916

                              FORM 10QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                   SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended: September 30, 1999

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No__

The number of issuer's shares of Common Stock outstanding as of September 30, 1999 was 3,901,136

Transitional Small Business Disclosure Form (check one): Yes __ No _X_

PART I.      FINANCIAL INFORMATION


ITEM 1.      FINANCIAL STATEMENTS
                         American Card Technology, Inc.
                         (a development stage company)

                              Balance Sheet
                                  Assets

                                              Unaudited
                                         September 30,1999
December 31,1998
                                         -----------------
----------------
Current
  Cash                                        $    144,227       $
 137,130
  Accounts receivable                               34,825
 169,505
  Inventory                                         49,570
 151,703
  Prepaid expenses and other current assets         39,710
  10,533
                                                -----------
 -------
Total current assets                               268,332
 468,871

Equipment, net                                     106,452
  93,681

Other assets:
  Software development costs, net                   56,674
 113,348
  Deferred registration and debt costs             662,717
 662,717
  Other                                              5,071
   7,820
                                               -----------
-----------
                                              $  1,099,246       $
1,346,437
                                               -----------
-----------

                           Liabilities and Stockholders' Deficit

Current:
  Accounts payable                            $    678,187       $
 806,439
  Accrued interest expense                         707,523
 525,984
  Accrued salary and benefits                      927,212
 727,164
  Other accrued expenses                            70,000
  52,000
  Deferred revenue                                 112,000
 196,547
  Notes payable to banks                           700,000
 600,000
                                                ----------
----------
Total current liabilities                        3,194,922
2,908,134

Notes payable to stockholders                      309,361
 309,361

Bridge financing notes payable                     925,000
 925,000

Notes payable                                    1,905,000
 780,000
                                                ----------
----------

Total liabilities                                6,334,283
4,922,495
                                                ----------
----------
Commitments and contingencies                         -
    -

Stockholders' deficit :
  Preferred stock, $.001 par value -
    shares authorized 1,000,000; none issued
  Common stock, $.001 par value -
    shares authorized 20,000,000;
          issued and outstanding 3,901,136           3,901
   3,901
  Additional paid-in capital                     5,352,925
5,352,925
  Accumulated deficit during
          the development stage                (10,591,863)
(8,932,884)
                                                ----------
----------

Total stockholders' deficit                     (5,235,037)
(3,576,058)
                                                ----------
----------

                                               $ 1,099,246      $
1,346,437
                                                ----------
----------

                       See accompanying notes to financial statements.

                                  American Card Technology, Inc.
                                  (a development stage company)

                                    Statements of Operations


                                            Unaudited
                                         Three Months Ended
                                ---------------------------------
                               September 30,1999  September 30,1998

                               -----------------  -----------------
Revenues                          $     58,474    $     115,035
Costs of sales                          42,924           86,859

                                    ----------       ----------
Gross profit (loss)                     15,550           28,176

                                    ----------       ----------
Expenses
 General and administrative            273,979          284,884
 Write -off of license fee                 -                -
 Research development                  166,799          194,000
 Interest and financing costs, net     101,884          518,093
                                    ----------       ----------
                                       542,662          996,977
                                    ----------       ----------
Net loss                          $   (527,112)    $ (  968,801)
                                    ----------       ----------
Basic and diluted loss per share  $      (0.14)    $      (0.25)

Weighted average number
   of shares outstanding             3,901,136        3,901,136

                      See accompanying notes to financial statements.

                                    American Card Technology, Inc.
                                    (a development stage company)

                                      Statements of Operations



Unaudited
                                           Unaudited
Period from
                                       Nine Months Ended
June 21,1994

(inception) to
                                 September 30     September 30
September 30
                                     1999              1998
   1999
                                 ------------     ------------
------------
Revenues                         $    384,301    $     208,327    $
   814,811
Costs of sales                        260,694          204,738
   695,788
                                   ----------       ----------
----------
Gross profit (loss)                   123,607            3,589
   119,023
                                   ----------       ----------
----------
Expenses
 General and administrative         1,042,913        1,251,772
 5,850,806
 Write -off of license fee              -                -
   168,000
 Research development                 471,658          517,000
 1,733,953
 Interest and financing costs,net     268,015        1,667,525
 3,220,627
                                   ----------       ----------
----------
                                    1,782,586        3,436,297
10,973,386
                                   ----------       ----------
----------
Net loss                         $ (1,658,979)    $ (3,432,708)   $
(10,854,363)
                                   ----------       ----------
----------
Basic and diluted loss per share $      (0.43)    $      (0.88)

Weighted average number
   of shares outstanding            3,901,136        3,920,621

                        See accompanying notes to financial statements.

                                   American Card Technology, Inc.
                                   (a development stage company)

                                     Statements of Cash Flows



Unaudited
                                          Unaudited
Period from
                                      Nine months ended
June 21,1994
                                  --------------------------
(inception) to
                                  September 30   September 30
September 30
                                       1999           1998
  1999
Cash flows from
operating activities:
 Net loss                        $ (1,658,979)    (3,432,708)
$(10,854,363)
   Adjustments to reconcile
   net loss to net cash used in
   operating activities:
      Depreciation and
        amortization                   91,867         85,085
 314,148
Amortization of deferred
        financing costs                  -            91,703
 312,120
      Issuance of debt for
        services rendered                -               -
  72,774
      Issuance of stock for
        services rendered                -           300,116
 300,116
      Issuance of stock for
        loan commitment                  -           300,116
 300,116
      Notes receivable exchange
        for services                     -             5,000
   5,000
      Deferred registration
        costs written off                -               -
 352,966
      Amortization of bridge
        financing discount               -           910,937
1,162,500
   Changes in assets and liabilities:
    (Increase) decrease in assets:
      Accounts receivable            134,680         ( 4,876)
 (34,825)
      Inventory                      102,133         (22,565)
 (49,570)
      Prepaid expenses and
        other current assets         (29,177)         (1,713)
 (39,710)
      Other assets                     2,749            (174)
  (5,071)
      Increase (decrease)
        in liabilities:
      Accounts payable              (128,252)        310,077
 678,187
      Deferred revenue               (84,547)            -
 112,000
      Accrued expenses               399,586         495,845
1,734,734
                                    --------       ---------
---------

Total adjustments                    489,039       2,469,551
5,215,485
                                    --------       ---------
---------

Net cash used in
    operating activities          (1,169,940)       (963,157)
(5,638,878)
                                    ---------       --------
----------

Cash flows from investing activities:
    Capital expenditures             (47,963)        (16,622)
(250,576)
    Software development costs           -               -
(226,696)
                                     --------        --------
----------

Net cash used in
  investing activities               (47,963)        (16,622)
(477,272)
                                     --------        --------
----------

Cash flows from financing activities:
    Issuance of common stock             -               -
   1,000
    Deferred registration
      costs - original                   -               -
(352,966)
    Deferred registration
      costs - current                    -          (433,806)
(662,718)
    Deferred financing costs             -           (63,475)
(312,120)
    Borrowings on line of credit   1,225,000         200,000
2,605,000
    Proceeds from the issuance
      of notes to stockholders           -         1,042,500
3,514,681
    Payments on notes to stockholders    -           (22,500)
 (32,500)
    Payments on bridge financing         -        (1,250,000)
(1,250,000)
    Proceeds from the issuance
      of bridge financing                -         1,500,000
2,750,000
                                   ---------       ---------
---------

Net cash provided by
    financing activities           1,225,000         972,719
6,260,377
                                   ---------       ---------
---------

Net increase (decrease) in cash        7,097         (7,060)
 144,227

Cash, beginning of period            137,130          27,203
     -
                                    --------       ---------
---------

Cash, end of period                 $144,227    $     20,143    $
 144,227
                                    --------       ---------
---------

Supplemental disclosures of
   cash flow information:
    Cash paid during the period for:

      Interest                      $ 38,189    $    147,388     $
 290,053
                                     -------       ---------
--------

      Income taxes                  $    -      $        -       $
     -
                                     -------       ---------
--------

                     See accompanying notes to financial statements.

                             American Card Technology, Inc.
                              (a development stage company)

                             Notes to Financial Statements
                                  September 30, 1999

1. Basis of Presentation

The financial statements include the accounts of American Card Technology, Inc. (a development stage company) (the "Company") and its majority-owned Canadian subsidiary, which was formed in June 1996 and whose results of operations have been immaterial through September 30, 1999. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company, a Delaware corporation, was incorporated on June 21, 1994 to design, develop and market high security, flexible multiple application smart card systems.

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

The accompanying financial statements have been prepared assuming
the Company will continue as a going concern.   This basis of
accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations. Since inception the Company has been involved in organizational activities. The Company's ultimate ability to attain profitable operations is dependent upon obtaining additional financing adequate to complete its development activities, and to achieve a level of sales adequate to support its cost structure. Through September 30, 1999, the Company has incurred losses totaling $10,854,363 and at September 30, 1999, has deficiencies in working capital and equity of $2,926,590 and $5,235,037, respectively. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements are unaudited, but in the opinion of management, contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Results of operations and cash flows for the interim three and nine month periods are not necessarily indicative of what the results of operations and cash flows will be for an entire year.
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form
10-KSB for the year ended December 31, 1998.

2.    Notes Payable

At September 30,1999 and December 31,1998, the Company had lines of credit with certain banks totaling $700,000 and $600,000, respectively. The loans bear interest at the respective banks'prime interest rates and are due on demand or through December 1999. Borrowings of $300,000 under these lines of credit are secured by certificates of deposit of one of the Company's stockholders held by the banks. Another stockholder has guaranteed the balance of these loans.

In September 1998, the Company entered into additional unsecured lines of credit with two different Offshore Trusts for $1,000,000 each. Loans under each of these credit lines bear interest at 10% per annum and are due
June 30, 2001. During 1999, the Company entered into another unsecured line of credit with a third Offshore Trust for $250,000. This line bears interest at 10% and is due on June 30, 2001 or earlier to the extent that the Company realizes gross profits (gross receipts less cost of goods sold) after the closing of the Company's contemplated initial public offering. During the second quarter of 1999, the Company entered into a $500,000 unsecured line of credit with the Lilly Beter Capital Group, Ltd.( whose principal is a director of the Company) of which $250,000 was outstanding as of September 30, 1999. This line bears interest at 10% and is due on June 30, 2001.
The Company has drawn down an aggregate of $1,905,000 and $780,000 from these lines of credit as of September 30, 1999 and December 31, 1998, respectively. Certain stockholders have guaranteed this debt.

3.    Notes Payable to Stockholders

Notes payable to stockholders totaling $309,361 at September 30, 1999 and December 31, 1998, bear interest at 10% per annum and were originally payable on demand. The due dates of these notes have been extended to the earlier of January 1, 2001 or the closing of a subsequent debt financing. These notes have been used to finance operations. Notes totaling $500,000 were converted to equity in 1995, notes totaling $550,000 were converted to equity in January 1997 and notes totaling $1,895,594 were converted to equity in September 1998.

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

Liquidity and Capital Resources

      At September 30, 1999, the Company had cash on hand of $144,227, a working capital deficit of $2,926,590 and a stockholders' deficit of $5,235,037. The Company's primary capital requirements will be to fund the Company's continuing smart card system development and enhancement efforts, its sales and marketing activities and the Company's working capital. The Company has historically financed its capital requirements through the issuance of equity and debt securities, contributions to capital and bank borrowings.

      The Company's capital requirements have been and will continue to be significant. The Company has been dependent on the sales of its securities to private investors, as well as on capital contributions and loans from affiliates and certain financial institutions guaranteed by certain stockholders of the Company.
During the period from inception through September 30, 1999, the Company raised capital through such means in the estimated aggregate amount of $7,360,000. As of September 30, 1999, the Company had lines of credit in original principal amount aggregating $3,450,000 from certain banks and trusts, of which $845,000 principal amount remained available as of September 30, 1999.

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

Results of Operations

Revenues were $58,474 and $384,301 for the three and nine month periods ended September 30, 1999 as compared to $115,035 and $208,327 for the three and nine month periods ended September 30, 1998. The Company recognizes revenue upon the shipment of products or the performance of services. The sales cycle will vary by customer and could extend for periods of up to twelve months, depending upon, among other things, the time required for development, testing, and installation. During April 1999, the Company completed a significant project which resulted in recognition during the second quarter of 1999 of $196,547 of Deferred Revenue. As of September 30, 1999, Deferred Revenue totaling $112,000 is reflected on the Company's Balance Sheet. It is anticipated that this amount will be recognized as revenue during the fourth quarter of the current year.

      For the third quarter ended September 30, 1999, general and administrative expenses were $273,979 as compared to $284,884 for the third quarter of 1998, a decrease of 4% due to lower costs associated with legal and accounting fees. For the nine months ended September 30, 1999, general and administrative expenses were $1,042,913 as compared to $1,251,772 for the comparable period last year. The decrease of $208,859 is primarily due to the following items. During the first quarter of fiscal year 1998, the Company issued shares of common stock and warrants to an affiliate of the Company's general counsel in consideration for services rendered. The Company expensed $300,000 in connection with this transaction which is included in general and administrative expenses. This expense was partially offset by the receipt of a credit of $58,500 during 1998 for previously incurred costs of professional services. In addition, during the nine month ended September 30, 1999, payroll and related costs increased $31,233 over the comparable period last year.

Research and development expenses were $166,799 and $471,658 for the three and nine month periods ended September 30, 1999 compared to $194,000 and $517,000 for the respective periods last year. The decreases for the three and nine month period compared to last year is due to a reduction in fees paid to an outside contractor only partially offset by higher payroll costs.

      For the third quarter ended September 30, 1999, interest and financing expenses were $101,884 as compared to $518,093 for the third quarter of 1998. The decrease of $416,209 is primarily due to a $354,740 charge incurred last year relating to amortization of original issue discount costs and deferred financing costs associated with the Company's 1998 Bridge financing. For the nine months ended September 30, 1999 and September 30, 1998, interest and financing costs were $268,015 and $1,667,525, respectively. The decrease of $1,399,510 is primarily due to the aforementioned original issue discount costs and deferred financing costs, which for the nine months ended September 30, 1999 totaled $982,110, and also, during the first quarter of last year,$300,000 was charged to interest expense relating to shares of common stock issued in consideration for a loan commitment. Interest expense was further reduced by the conversion of certain debt to equity on September 30 of last year.

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

ITEM 5.  OTHER INFORMATION

      By amendments dated September 15,1999 the Company has extended
(i) the closing date set forth in its Technology Purchase Agreement with SoftChip Israel, LTD., and (ii) the commencement date of its Technical Services Agreement (the "Services Agreement") with SoftChip Technologies (3000) Ltd. through the earlier of the date of the closing of the Company's initial public offering, December 31,1999, the closing of a private placement equal to or greater than the minimum offering under the Company's proposed initial public offering, or the closing of a combination of a private placement and an initial public offering equal to or greater than the minimum offering under the Company's proposed initial public offering. The amendment to the Services Agreement further provides for an adjustment in the term of the Service Agreement with the mutual agreement of the parties.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits
    The exhibits set forth in the Exhibit Index on the page immediately preceding the exhibits are filed herewith as a part of this report.

b.  Reports on Form 8-K
    No reports on Form 8-K were filed by the Company during the nine month period ended September 30, 1999.




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

10.7.2.1  Amended, Stock Option Agreement (warrant), Chapman Group,
LLC. (1)
  10.7.3  Stock Option Agreement (warrant), Harold Rothstein. (1)

10.7.3.1  Amended, Stock Option Agreement (warrant), Harold
Rothstein. (1)
  10.7.4  Stock Option Agreement (warrant), Raymond Roncari. (1)
10.7.4.1  Amended, Stock Option Agreement (warrant), Raymond
Roncari. (1)
  10.8.1  Stock Option Agreement for non-employees and Amendment,
            Lilly Beter. (1)
  10.8.2  Stock Option Agreement/non-employees and Amendment,
            Harold Rothstein. (1)
  10.8.3  Stock Option Agreement/non-employees and Amendment,
            Raymond Roncari. (1)
  10.8.4 Stock Option Agreement for non-employees and Amendment, Bruce Bonadies. (1)
  10.8.5 Stock Option Agreement for non-employees and Amendment, Gordon Walker. (1)
  10.8.6  1996 Nonemployee Director's Stock Option Plan. (1)
10.8.6.1  Amended, 1996 Nonemployee Director's Stock Option Plan.
(1)
  10.8.7  1996 Stock Option Plan for Employees. (1)
10.8.7.1  Amended, 1996 Stock Option Plan for Employees. (1)
  10.8.8  Amended Director Loan Agreement, Harold Rothstein. (1)
  10.8.9  Amended Director Loan Agreement, Raymond Roncari. (1)
  10.9.1  Amended Agreement with SoftChip Israel Ltd. and the
Company. (1)
10.9.1.1  Amended, Agreement with SoftChip Israel Ltd. and the
Company. (1)
10.9.1.2  Amendment to Technology Purchase Agreement with SoftChip
Israel Ltd.
  10.9.2  Agreement with SoftChip Technology (3000) Ltd. and the
Company. (1)
10.9.2.1  Agreement with SoftChip Technology (3000) Ltd. and the
Company. (1)
10.9.2.2 Amendment to Technical Services Agreement with SoftChip Technology (3000) Ltd.
  10.9.3  Stock Option Agreement and Amendment, Shreveport
Acquisition
            Corp. (1)
10.9.3.1  Amended, Stock Option Agreement, Amendment and Second
Amendment,
            Shreveport Acquisition Corp. (1)
  10.9.4  Amended, Stock Option Agreement for employee, Robert
Dixon. (1)
  10.9.5  Amended, Stock Option Agreement for employee, Michael
Pate. (1)
  10.9.6  Amended, Stock Option Agreement for employee, Robert
Patten. (1)
10.9.7.1  Amended, Stock Option Agreement for employee, Shawn Nixon.
(1)
10.9.7.2  Amended, Stock Option Agreement for employee, Jeremy Zela.
(1)
10.9.7.3  Stock Option Agreement for employee, Phyllis Burke. (1)

  10.9.8  Stock Option Agreement for employee, Robert Cartagine. (1)

  10.9.9  Stock Option Agreement for employee, Frank S. Fuino, Jr.
(1)
10.10.1  Loan Agreement between the Company and Prometheus Trust.
(1)
10.10.2  Promissory Note between the Company and Prometheus Trust.
(1)
10.10.3  Loan Agreement between the Company and International
Caribbean
            Trust, Ltd. (1)
10.10.4  Promissory Note between the Company and International
Caribbean
            Trust, Ltd. (1)
10.10.5   Articles of Incorporation of Animal Passports, Inc. (1)
10.10.6   Bylaws of Animal Passports, Inc. (1)
10.10.7 Consent of BOD, of Animal Passports Inc., acting in lieu of first meeting. (1)
10.10.8   Promissory Note between the Company and Butterfly Ltd.
Trust (2)
10.10.9 Loan Agreement between the Company and Butterfly Ltd. Trust (2)
10.10.10 Loan Agreement between the Company and Lilly Beter Capital
             Group, LTD. (3)
10.10.11 Promissory Note between the Company and Lilly Beter Capital
             Group, LTD. (3)
    27.1   Financial Data Schedule.
    99.1 Dual Smart Card Access, Patent Number # TX 3-639-032 for the
              Company. (1)
    99.2   Amended Rothstein personal guarantee. (1)
    99.3   Database Services Agreement and Addendum (Florida). (1)

    99.4   Falcetta, Wachtel & Knochenhauer, LLC regarding the
Company. (1)


     (1) Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-52169).

     (2)   Previously filed as an Exhibit to the Company's Form
10QSB for the
        quarterly period ended March 31, 1999

     (3) Previously filed as an Exhibit to the Company's Form 10QSB for the quarterly period ended June 30, 1999